Form 10QSB
period 2006-03-31
Montagu Resources Corp.
filed 2006-05-24
CIK 1349777

=================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-132007

MONTAGU RESOURCES CORP.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Suite 900- 555 Burrard Street
Vancouver, British Columbia
Canada V7X 1M8
(Address of principal executive offices)

1-800-295-8840
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a shell company: Yes [ ] No [ X ]

==============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

MONTAGU RESOURCES CORPORATION
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2006	2005
	(Unaudited -	(Audited)
Assets	prepared by management)
Current Assets
Cash	$4,324	$958
Total assets	$4,324	$958

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accrued liabilities	$1,000	$5,000
Due to related party (note 3(b))	28,550	19,550
Total Current Liabilities	29,550	24,550
Contingent Liability (Note 1)

Stockholders' Deficit
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued
Common Stock (Note 5), 100,000,000 shares authorized, $0.00001 par value
5,000,000 shares issued and outstanding	50	50
Donated Capital (Note 3(a))	3,375	1,125
Deficit Accumulated During the Exploration Stage	(28,651)	(24,767)
Total stockholders' Deficit	(25,226)	(23,592)
Total liabilities and stockholders' deficit	$4,324	$958

(The Accompanying Notes are an Integral Part of These Financial Statements)

MONTAGU RESOURCES CORPORATION
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

		Accumulated
		From
	Three Month	November 18, 2005
	Period Ended	(Date of Inception)
	March 31,	to March 31,
	2006	2006

General and administrative expenses
Donated rent (Note 3(a))	$750	$1,125
Donated services (Note 3(a))	1,500	2,250
General and administrative	634	876
Mineral property costs (Note 4)	-	3,400
Professional fees	1,000	21,000
Total expenses	3,884	28,651
Net loss	(3,884)	(28,651)

Net loss per share
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

MONTAGU RESOURCES CORPORATION
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

		Accumulated
		From
	Three Month	November 18, 2005
	Period Ended	(Date of Inception)
	March 31,	to March 31,
	2006	2006

Cash flows used in operating activities
Net loss	$(3,884)	$(28,651)
Adjustment to reconcile net loss to net cash used in operating activities
Donated services and rent	2,250	3,375

Changes in operating assets and liabilities
(Decrease) increase in accrued liabilities	(4,000)	1,000
Net cash provided by (used in) operating activities	(5,634)	(24,276)

Cash flows from financing activities
Due to related party	9,000	28,550
Capital stock issued	-	50
Net cash provided by (used in) investing activities	9,000	28,600

Cash increase during the period	3,366	4,324

Cash beginning of the period	958	-

Cash end of the period	$4,324	$4,324

(The Accompanying Notes are an Integral Part of These Financial Statements)

MONTAGU RESOURCES CORPORATION
(An Exploration Stage Company)
Statement of Stockholders' Deficit
From November 18, 2005 (Date of Inception) to March 31, 2006
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

				Deficit
				Accumulated
	Common			During the
	Stock		Donated	Exploration
	Number	Amount	Capital	Stage	Total
Balance, November 18, 2005 (Date of
(Inception)	$-	$-	$-	$-	$-
Capital stock issued for cash
at $0.00001 per share	5,000,000	50	-	-	50
Donated services and rent			1,125		1,125
Net loss, November 18, 2005 to December 31, 2005				(24,767)	(24,767)

Balance, December 31, 2005	5,000,000	50	1,125	(24,767)	(23,592)
Donated services and rent			2,250		2,250
Net loss, three month period
ended March 31, 2006				(3,884)	(3,884)
Balance, March 31, 2006	5,000,000	$50	$3,375	$(28,651)	$(25,226)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corporation
(An Exploration State Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on November 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2006, the Company has accumulated losses of $28,651 since inception and a working capital deficiency of $23,592. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Montagu Resources Corporation
(An Exploration State Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

2.	Summary of Significant Accounting Policies (continued)

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on November 18, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Montagu Resources Corporation
(An Exploration State Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

2.	Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments

Financial instruments, which include cash, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 " Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	i)	Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 " Foreign Currency Translation" , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Montagu Resources Corporation
(An Exploration State Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

2.	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, " Accounting Changes and Error Corrections B A Replacement of APB Opinion No. 20 and SFAS No. 3" .. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, " Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" .. The guidance in APB Opinion No. 29, " Accounting for Nonmonetary Transactions" , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company' s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, " Share Based Payment" .. SFAS 123R is a revision of SFAS No. 123 " Accounting for Stock-Based Compensation" , and supersedes APB Opinion No. 25,

Montagu Resources Corporation
(An Exploration State Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

2.	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncements (continued)

" Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity' s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award B the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (" SAB 107" ) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

3.	Related Party Balances/Transactions

a)

During the period ended March 31, 2006, the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President of the Company.

b)

At March 31, 2006, the Company is indebted to a company controlled by a relative of the President of the Company for $28,550 (December 31, 2005 - $19,550), which is non-interest bearing, unsecured and due on demand.

Montagu Resources Corporation
(An Exploration State Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

4.	Mineral Properties

In November 2005, the Company, through its President and director, acquired 100% of the rights, title and interest in a mining claim representing 20 units in the Kamloops Mining Division in the Province of British Columbia, Canada. Payment of $3,400 was required to record this mining claim and was paid by a company controlled by the President of the Company. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company.

5.	Common Shares

On November 19, 2005, the Company issued 5,000,000 shares to the President of the Company at a price of $0.00001 per share for cash proceeds of $50.

6.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net operating loss of $28,651, which expires in 2025. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating loss carried forward in future years. For the period ended March 31, 2006, the valuation allowance established against the deferred tax assets increased by $10,028.

The components of the net deferred tax asset at March 31, 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

March 31, 2006 $
Net Operating Loss	28,651
Statutory Tax Rate	35%
Effective Tax Rate	-
Deferred Tax Asset	10,028
Valuation Allowance	(10,028)
Net Deferred Tax Asset	-

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in Montagu Resources Corp. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our public offering, we believe it will last twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our public offering. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our public offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise the money in our public offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James W. McLeod and a physical examination of the property by Mr. Mohamed, our president and director. The cost of staking the claim was included in the $3,400 paid to Mr. McLeod. No additional payments were made or are due Mr. McLeod for his services. The claims were recorded in Mr. Mohamed's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On January 31, 2006, Mr. Mohamed executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Mohamed transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Mohamed has not provided us with a signed or executed bill of sale in our favor. Mr. Mohamed will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material. Mr. Mohamad does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Mohamad does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Mohamed must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining properties may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Mohamed, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Mohamed will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia.

We have not selected any of the foregoing as of the date of this prospectus. We will only make the selections in the event we raise the minimum amount of our public offering.

We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of this public offering, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct research and exploration of the property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money through our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors and Mr. Mohamed has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Mohamed has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

We have the right to explore one property containing six claims. The property is staked and we will begin our exploration plan upon completion of this offering. We expect to start exploration operations within 90 days of completing our public offering. As of the date of this report we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 5,000,000 shares of our common stock and received $50.00.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933 in November 2005. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Sadru Mohamed covered our initial expenses of $21,367 for incorporation, accounting and legal fees and $3,400 for staking all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Mohamed is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Mohamed is oral and there is no written document evidencing the agreement.

As of March 31, 2006, our total assets were $4,324 and our total liabilities were $29,550.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls over Financial Reporting: There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 11, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-132007, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. As of March 31, 2006 we have not yet sold any shares in our public offering.

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of May, 2006.

MONTAGU RESOURCES CORP.
(Registrant)

BY:	SADRU MOHAMED
Sadru Mohamed
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors