Form 10QSB/A
period 2006-03-31
Montagu Resources Corp.
filed 2006-08-18
CIK 1349777

========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

==========================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Montagu Resources Corp.
(An Exploration Stage Company)

March 31, 2006

Montagu Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	March 31, 2006 $	December 31, 2005 $

ASSETS

Current Assets

Cash	4,324	958

Total Assets	4,324	958

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accrued liabilities	1,000	5,000
Due to related parties (Note 3(b))	28,550	19,550

Total Liabilities	29,550	24,550

Commitments (Note 1)

Stockholders' Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value Nil shares issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value 5,000,000 shares issued and outstanding	50	50

Donated Capital (Note 3(a))	3,375	1,125

Deficit Accumulated During the Exploration Stage	(28,651)	(24,767)

Total Stockholders' Deficit	(25,226)	(23,592)

Total Liabilities and Stockholders' Deficit	4,324	958

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated
	From		From
	November 18, 2005	Three Months	November 18, 2005
	(Date of Inception)	Ended	(Date of Inception)
	To March 31,	March 31,	To December 31,
	2006	2006	2005
	$	$	$

Revenue	-	-	-

Expenses

Donated rent (Note 3(a))	1,125	750	375
Donated services (Notes 3(a))	2,250	1,500	750
General and administrative	876	634	242
Impairment of mineral property costs (Note 4)	3,400	-	3,400
Professional fees	21,000	1,000	20,000

Total Expenses	28,651	3,884	24,767

Net Loss	(28,651)	(3,884)	(24,767)

Net Loss Per Share - Basic and Diluted	(0.01)	-	(0.01)

Weighted Average Shares Outstanding	5,000,000	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Three Months Ended March 31, 2006 $	From November 18, 2005 (Date of Inception) To December 31, 2005 $

Operating Activities

Net loss	(3,884)	(24,767)

Adjustments to reconcile net loss to net cash used in operating activities
Donated services and rent	2,250	1,125

Change in operating assets and liabilities
Accrued liabilities	(4,000)	5,000

Net Cash Used in Operating Activities	(5,634)	(18,642)

Financing Activities

Advances from a related party	9,000	19,550
Proceeds from the issuance of common stock	-	50

Net Cash Provided by Financing Activities	9,000	19,600

Increase in Cash	3,366	958

Cash - Beginning of Period	958	-

Cash - End of Period	4,324	958

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006
(unaudited)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on November 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (A SFAS@ ) No. 7 A Accounting and Reporting for Development Stage Enterprises@ . The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company' s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2006, the Company has accumulated losses of $28,651 since inception and a working capital deficiency of $25,226. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on April 12, 2006, to offer up to 2,000,000 shares of common stock at $0.10 per share to raise cash proceeds of $200,000.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company' s fiscal year-end is December 31.

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

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006
(unaudited)

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

SFAS No. 130, A Reporting Comprehensive Income,@ establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on November 18, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, A Whether Mineral Rights Are Tangible or Intangible Assets@ . The Company assesses the carrying costs for impairment under SFAS 144, A Accounting for Impairment or Disposal of Long Lived Assets@ at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments

The fair value of financial instruments, which include cash, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 A Accounting for Income Taxes@ as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	i)	Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 A Foreign Currency Translation@ , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, A Accounting for Stock Issued to Employees@ using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R A Share Based Payments@ , using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company' s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements

The FASB issued SFAS No. 155 A Accounting for Certain Hybrid Financial Instruments@ and SFAS No. 156 A Accounting for Servicing of Financial Assets@ , but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company' s operations and financial position have not been disclosed.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, A Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3@ . SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company' s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, A Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29@ .. The guidance in APB Opinion No. 29, A Accounting for Nonmonetary Transactions@ , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company' s results of operations or financial position.

	l)	Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company' s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006
(unaudited)

3.	Related Party Balances/Transactions

a)

During the three month period ended March 31, 2006, the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President of the Company.

	b)	At March 31, 2006, the Company is indebted to a company controlled by a relative of the President of the Company for $28,550, which is non-interest bearing, unsecured and due on demand.

4.	Mineral Properties

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

PART II

ITEM 5.     OTHER INFORMATION

We inadvertently filed our Form 10-QSB for the period ending March 31, 2006 without it being reviewed by our independent auditors. The financial statements attached to this amended Form 10-QSB have been reviewed by our independent auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of August, 2006.

MONTAGU RESOURCES CORP.
(Registrant)

BY:	SADRU MOHAMED
Sadru Mohamed
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors