Form 10QSB
period 2006-06-30
Montagu Resources Corp.
filed 2006-08-21
CIK 1349777

=================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

===================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Montagu Resources Corp.
(An Exploration Stage Company)

June 30, 2006

Montagu Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	June 30, 2006 $	December 31, 2005 $

ASSETS

Current Assets

Cash	1,051	958

Total Assets	1,051	958

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accrued liabilities	-	5,000
Due to related parties (Note 3(b))	36,550	19,550

Total Liabilities	36,550	24,550

Commitments (Note 1)

Stockholders' Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value Nil shares issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value 5,000,000 shares issued and outstanding	50	50

Donated Capital (Note 3(a))	5,625	1,125

Deficit Accumulated During the Exploration Stage	(41,174)	(24,767)

Total Stockholders' Deficit	(35,499)	(23,592)

Total Liabilities and Stockholders' Deficit	1,051	958

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated
	From			From
	November 18, 2005	Three Months	Six Months	November 18, 2005
	(Date of Inception)	Ended	Ended	(Date of Inception)
	To June 30,	June 30,	June 30,	To December 31,
	2006	2006	2006	2005
	$	$	$	$

Revenue	-	-	-	-

Expenses

Donated rent (Note 3(a))	1,875	750	1,500	375
Donated services (Notes 3(a))	3,750	1,500	3,000	750
General and administrative	1,149	273	907	242
Impairment of mineral property costs (Note 4)	3,400	-	-	3,400
Professional fees	31,000	10,000	11,000	20,000

Total Expenses	41,174	12,523	16,407	24,767

Net Loss	(41,174)	(12,523)	(16,407)	(24,767)

Net Loss Per Share - Basic and Diluted	(0.01)	-	-	(0.01)

Weighted Average Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six Months Ended June 30, 2006 $	From November 18, 2005 (Date of Inception) To December 31, 2005 $

Operating Activities

Net loss for the period	(16,407)	(24,767)

Adjustment to reconcile net loss to net cash used in operating activities
Donated services and rent	4,500	1,125

Change in operating assets and liabilities
Accrued liabilities	(5,000)	5,000

Net Cash Used in Operating Activities	(16,907)	(18,642)

Financing Activities

Advances from a related party	17,000	19,550
Proceeds from the issuance of common stock	-	50

Net Cash Provided by Financing Activities	17,000	19,600

Increase in Cash	93	958

Cash - Beginning of Period	958	-

Cash - End of Period	1,051	958

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2006, the Company has accumulated losses of $41,174 since inception and a working capital deficiency of $35,499. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) qon the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, A Reporting Comprehensive Income,@ establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
June 30, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments

The fair value of financial instruments, which include cash, accrued liabilities and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
June 30, 2006
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

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(unaudited)

3.	Related Party Balances/Transactions

a)

During the six month period ended June 30, 2006, the Company recognized a total of $3,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company.

	b)	At June 30, 2006, the Company is indebted to a company controlled by a relative of the President of the Company for $36,550, which is non-interest bearing, unsecured and due on demand.

4.	Mineral Properties

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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our public offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don' t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise the money in our public offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James W. McLeod and a physical examination of the property by Mr. Mohamed, our president and director. The cost of staking the claim was included in the $3,400 paid to Mr. McLeod. No additional payments were made or are due Mr. McLeod for his services. The claims were recorded in Mr. Mohamed's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On January 31, 2006, Mr. Mohamed executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Mohamed transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Mohamed has not provided us with a signed or executed bill of sale in our favor. Mr. Mohamed will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can' t predict what that will be until we find mineralized material. Mr. Mohamad does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Mohamad does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Mohamed must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

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

If we are unable to complete any phase of exploration because we don' t have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

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

As of June 30, 2006, our total assets were $1,051 and our total liabilities were $36,550.

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

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 11, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-132007, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. Since April 11, 2006, the effective date of our registration statement, we sold 335,000 shares of common stock and raised $33,500.

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