Form 10QSB
period 2006-09-30
Montagu Resources Corp.
filed 2006-11-14
CIK 1349777

=========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-132007

MONTAGU RESOURCES CORP.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Suite 900 - 555 Burrard Street
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

As of September 30, 2006 we had 6,011,000 shares of common stock issued and outstanding.

==========================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Montagu Resources Corp.
(An Exploration Stage Company)

September 30, 2006

Montagu Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30, 2006 $ (unaudited)	December 31, 2005 $

ASSETS

Current Assets

Cash	99,814	958
Prepaid expenses	790	-

Total Assets	100,604	958

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	2,000	-
Accrued liabilities	-	5,000
Due to related party (Note 3(b))	36,550	19,550
Total Liabilities	38,550	24,550

Going Concern (Note 1)

Stockholders' Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; Nil shares issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value; 5,000,000 shares issued and outstanding	50	50

Common Stock Subscribed	101,100	-

Donated Capital (Note 3(a))	7,875	1,125

Deficit Accumulated During the Exploration Stage	(46,971)	(24,767)
Total Stockholders' Equity (Deficit)	62,054	(23,592)
Total Liabilities and Stockholders' Equity (Deficit)	100,604	958

The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated
	From			From
	November 18, 2005	Three Months	Nine Months	November 18, 2005
	(Date of Inception)	Ended	Ended	(Date of Inception)
	To September 30,	September 30,	September 30,	To December 31,
	2006	2006	2006	2005
	$	$	$	$

Revenue	-	-	-	-

Expenses

Donated rent (Note 3(a))	2,625	750	2,250	375
Donated services (Notes 3(a))	5,250	1,500	4,500	750
General and administrative	2,696	1,547	2,454	242
Impairment of mineral property costs	3,400	-	-	3,400
Professional fees	33,000	2,000	13,000	20,000

Total Expenses	46,971	5,797	22,204	24,767

Net Loss	(46,971)	(5,797)	(22,204)	(24,767)

Net Loss Per Share - Basic and Diluted		-	-	(0.01)

Weighted Average Shares Outstanding		5,000,000	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine Months Ended September 30, 2006 $	From November 18, 2005 (Date of Inception) to December 31, 2005 $

Operating Activities

Net loss for the period	(22,204)	(24,767)

Adjustment to reconcile net loss to net cash used in operating activities
Donated services and rent	6,750	1,125

Changes in operating assets and liabilities
Prepaid expenses	(790)	-
Accounts payable	2,000	-
Accrued liabilities	(5,000)	5,000
Net Cash Used in Operating Activities	(19,244)	(18,642)
Financing Activities

Advances from a related party	17,000	19,550
Proceeds from common stock subscribed	101,100	50
Net Cash Provided by Financing Activities	118,100	19,600

Increase in Cash	98,856	958

Cash - Beginning of Period	958	-
Cash - End of Period	99,814	958

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2006
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on November 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (" SFAS" ) No. 7 " Accounting and Reporting for Development Stage Enterprises" .. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company' s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2006, the Company has accumulated losses of $46,971 since inception and working capital of $62,054. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on April 12, 2006, to offer up to 2,000,000 shares of common stock at $0.10 per share to raise cash proceeds of up to $200,000. As at September 30, 2006, the Company raised $101,100 and issued 1,011,000 shares of common stock subsequently.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company' s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2006
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

The Company has been in the exploration stage since its formation on November 18, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	g)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Income Taxes

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

	j)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R " Share Based Payments" , using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company' s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	k)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, " Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133,

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

"Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

	m)	Interim Financial Statements

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

3.	Related Party Transactions

a)

During the nine month period ended September 30, 2006, the Company recognized a total of $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the President of the Company.

b)

As at September 30, 2006, the Company is indebted to a company controlled by a relative of the President of the Company for $36,550 (December 31,2005 - $19,550), which is non-interest bearing, unsecured and due on demand.

Montagu Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2006
(unaudited)

4.	Mineral Properties

In November 2005, the Company, through its President, acquired 100% of the rights, title and interest in a mining claim representing 20 units in the Kamloops Mining Division in the Province of British Columbia, Canada. Payment of $3,400 was required to record this mining claim and was paid by a company controlled by a relative of the President of the Company. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company.

5.	Common Stock

During the period ended September 30, 2006, the Company accepted stock subscriptions under its SB-2 Registration Statement for 1,011,000 shares of common stock at a price of $0.10 per share for proceeds of $101,100. These shares were issued on October 4, 2006. See Note 6.

6.	Subsequent Event

On October 4, 2006, the Company issued 1,011,000 shares of common stock at a price of $0.10 per share for proceeds of $101,100 pursuant to its SB-2 Registration Statement.

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

We were unable to initiate our exploration program as a result of inclement weather. We will not begin exploration until Spring of 2007. Our milestones are as follows:

1.	April 2007, retain our consultant to manage the exploration of the property. - Maximum cost of $15,000. Time of retention 0-90 days.

2.

May 2007 to August, 2007 - Core drilling. Core drilling will cost $20.00 per foot. We plan to drill 15 holes to a depth of 100 feet. The total cost will be $30,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is need for core drilling. The drilling rig operates on diesel fuel. All electric power need, for light and heating while on the property will be generated from gasoline powered generators. Time to conduct the core drilling - 120 days.

3.

September 2007 to November, 2007 - Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $4,500 to analyze the core samples and will take 30 days.

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

We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 15 holes to depth of 100 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of this public offering, weather permitting.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct research and exploration of the property before we start production of any minerals we may find. We believe that the funds we raised from our public offering will allow us to operate for one year.

Liquidity and Capital Resources

The money we have raised will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

We have the right to explore one property containing six claims. The property is staked and we will begin our exploration plan upon completion of this offering. We expect to start exploration operations in the Spring of 2007 due to current inclement weather.

Since inception, we have issued 6,011,000 shares of our common stock and received $101,150.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933 in November 2005. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. A company controlled by a relative of Sadru Mohamed covered our initial expenses of $21,367 for incorporation, accounting and legal fees and $3,400 for staking all of which was paid directly to our staker, attorney and accountant. The amount owed to this company is non-interest bearing, unsecured and due on demand. Further the agreement with this company is oral and there is no written document evidencing the agreement.

As of September 30, 2006, our total assets were $100,604 and our total liabilities were $38,550 and we had working capital of $62,054.

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

In September 27, 2006, we completed our public offering and sold 1,011,000 shares of common stock and raised $101,100. We have partially used the funds during the quarter ending September 30, 2006 to pay operating expenses, legal and accounting fees. The balance is available to cover the costs of starting the business and the losses that may be incurred in the start up period.

The following amounts were paid from the proceeds of the offering:

Operating Expenses	$2,000
Legal and Accounting Fees	$0
Total	$2,000

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2006.

MONTAGU RESOURCES CORP.
(Registrant)

BY:	SADRU MOHAMED
Sadru Mohamed
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors