Form 10QSB/A
period 2006-03-31
Montagu Resources Corp.
filed 2006-11-22
CIK 1349777

==========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a shell company: Yes [ X ] No [ ]

==========================================================================================================

PART II OTHER INFORMATION

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of November, 2006.

MONTAGU RESOURCES CORP.
(Registrant)

BY:	SADRU MOHAMED
Sadru Mohamed
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors