Form 10QSB/A
period 2006-06-30
Montagu Resources Corp.
filed 2006-11-22
CIK 1349777

=======================================================================================================

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

The Registrant is a shell company: Yes [ X ] No [ ]

========================================================================================================

PART II. OTHER INFORMATION

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