Form 10KSB
period 2006-12-31
Montagu Resources Corp.
filed 2007-04-12
CIK 1349777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-52476

MONTAGU RESOURCES CORP.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900-555 Burrard Street, Vancouver, BC	V7X 1M8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  800-295-8840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one):	Yes [	];	No ☒.

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

25,275,000 common shares @ $0.83(1) = $20,978,250

(1) Average of bid and ask closing prices on March 26, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

150,275,000 common shares issued and outstanding as of March 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Montagu" mean Montagu Resources Corp., unless otherwise indicated.

Business Development During Last Three Years

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at Suite 900-555 Burrard Street, Vancouver, British Columbia, Canada V7X 1M8. This is our mailing address as well. Our telephone number is 1-800-295-8840. Mr. Mohamed supplies this office space on a rent-free basis.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change its business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Corporate History

Our company, Montagu Resources Corp., was incorporated in the State of Nevada on November 18, 2005, under the name Montagu Resources Corp. On March 15, 2007 we effected a 25 for 1 stock split of our common stock . Our common shares were quoted for trading on the OTCBB on December 20, 2006 under the symbol "MTGU". On March 15, 2007 our symbol changed to “MNGU”.

Our Current Business

In November 2005, Sadru Mohamed, our president and a member of the board of directors acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through James W. McLeod, a non affiliated third party. Mr. McLeod staked the claim as an agent of Omega Exploration Services, Inc.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Mohamed paid Mr. McLeod $3,400 to stake the claims. No additional payments were made or are due Mr. McLeod for his services. The claims were recorded in Mr. Mohamed's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On November 23, 2006, Mr. Mohamed executed a new declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Mohamed transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Mohamed has not provided us with a signed or executed bill of sale in our favor. Mr. Mohamed will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Mohamed will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Mohamed transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Mohamed will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's property is one such acquisition. Accordingly, fee simple title to the Company's property resides with the Crown.

The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
545753	Montagu	November 23, 2006	November 23, 2007

In order to maintain these claims we must pay a fee of CND$100 per year per claim.

Location and Access

The property is accessible by traveling southwest of Vernon, British Columbia, along the Okanagan Lake westside road for 15 miles on a good all weather, paved road to the confluence of Whiteman Creek and Okanagan Lake. An all weather, gravel road is then taken for 4 miles to the west along the Whiteman Creek valley and then south for 3 miles along the South Whiteman Creek logging road to the Montagu mineral claim (see Figure 2).

The Montagu property lies within the Interior Dry Belt biotic zone and experiences about 15" of precipitation annually of which about 25% may occur as a snow equivalent. The summers can experience hot weather while the winters are generally mild and last from December through March.

Much of the Thompson Plateau area hosts patchy conifer cover of Ponderosa pine and Douglas fir mingled with open range and deciduous groves of aspen and poplar. The general area supports an active logging industry. Mining holds an historical and contemporary place in the development and economic well being of the area.

The City of Vernon, British Columbia which lies 22 miles by road northeast of the mineral claim offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies).

The property is located in the southern part of the Thompson Plateau above the westside of Okanagan Lake. The claim area ranges in elevation from 2500 feet to 5500 feet mean sea level. The physiographic setting of the property can be described as rounded, mountainous plateau terrain that has been surficially altered both by the erosional and depositional (drift cover) effects of glaciation. Thickness of drift cover in the valleys may vary considerably.

History

The recorded mining history of the general area to the west of Okanagan lake dates from the turn of the century at which time the area was explored for placer gold. Some minor placer gold production was attained during the period 1889-1895. Creeks in the area that produced minor amounts of placer gold are Bouleau, Equisis, Naswhito and Whiteman. Of general interest is the lack of or only minor amounts of placer gold reported occurring on the eastside of the Okanagan valley.

Lode gold was first mentioned in the historical record for the general area about the turn of the century without more than prospecting interest until the 1930's, during the Great Depression. Two local discoveries a few miles to the south of the claim area, the White Elephant (Yellow Rose) and the Zion received some basic trenching and in the case of the White Elephant a small mill was constructed on site and some small shipments of concentrates were made to the smelter.

During the 1960's major mining companies undertook regional silt sampling programs in search of the porphyry copper-molybdenum deposits which lead to the discovery of several molybdenite-bearing siliceous stockwork prospects. The most notabe being the Wood and the Whit prospects.

During the mid-1980's, Huntington Resources Ltd. optioned and worked on the Brett precious metal occurrence found on the northside of Whiteman Creek, approximately 5 miles northwest of the Montagu property. The exploration involved geological work, drilling and carrying out an underground exploration drifting program to try and test the gold-bearing vein system. The drift was apparently stopped short of the projected target area. In 2004 a junior mineral exploration company undertook a surface diamond core drilling program that reportedly intersected the vein below the exploration drift level.

Regional Geology

The Montagu mineral claim is situated in the Intermontane Belt of south-central British Columbia (see Figure 3). The oldest rocks observed in the general area are those of the Precambrian (Proterozoic) age that occur as a northerly trending belt of metasediments named the Shuswap Terrane. Flanking these units are the next younger rocks of lower Paleozoic (Cambrian-Permian) age termed the Thompson Asssemblage. These units are composed of basaltic to andesitic volcanic flows and their associated sediments.

The next youngest units observed are the Mesozoic (Jurassic-Cretaceous) age igneous rocks termed the Valhalla Intrusives. These units vary from granite to granodiorite in composition and are felt to have occurred due to extensional tectonics caused by north-northwest trending block faults.

The next youngest rock unit observed is the syenite stock or plug occurring on Whiteman Creek that has been suggested to be a sub-volcanic equivalent of the youngest exposed rocks in the area, the Tertiary aged Kamloops Group extrusives.

These volcanic flows of mainly basaltic composition, but ranging through andestic, dacitic and rhyolitic composition near volcanic centers have been assigned to the Kamloops Group. The basalt flows are seen to form a thick horizontal sheet over the underlying (older) erosional surface and their overlying, contemporaneous terrestrial sediments.

The area is seen to be underlain by rock units ranging in age from Precambrian to Miocene and being mainly of intrusive origin, although some of the older units exhibiting gneissic texture appear to be of volcano-sedimentary origin. The Paleozoic rocks occurring as interlayered volcano-sediments are seen to occur as "roof pendants" upon younger rocks of intrusive and/or volcanic origin. These intrusive/volcanic rock units cover a wide range of age from the earliest rock units to the Miocene.The youngest rock units observed in the area, alkali basalt flows of Miocene age may occur as cap rocks in the general area which under certain conditions may have fluvioglacial material deposited on top of them.

Property Geology

The geology of the Montagu property area may be described as being underlain by intrusive rock unit of the Coast intrusions of Jurassic-Cretaceous age. They may be granite to granodiorite in composition. The youngest rock units observed in the property area are Kamloops Group units of Tertiary (Oligocene or Miocene) age. These units occur as interlayered volcanic flows and sediments assigned to the Kamloops Group. These rock units may be composed of basaltic lavas and flow breccias, minor rhyolite lava and breccia, local sandstone, shale, conglomerate and coal. Some or all of these units may be found to host economic mineralization.

MAP 1

MAP 2

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Description of Property

Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Mohamed, our president, director and shareholder. Under this oral agreement, Mr. Mohamed has allowed us to conduct exploration activity on the property. Mr. Mohamed holds the property in trust for us pursuant to a declaration of trust.

Our Proposed Exploration Program

Our exploration target is to find an ore body containing gold. Our success depends upon raising additional funds, if available, and finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this annual report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't raise additional funds, find mineralized material, or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

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

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money. That is because we do not have money to start exploration. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James W. McLeod and a physical examination of the property by Mr. Mohamed, our president and director. The cost of staking the claim was included in the $3,400 paid to Mr. McLeod. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material. We do not know if we will find mineralized material.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

Subject to the receipt of further funding, we intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. The samples will be tested to determine if mineralized material is located on the property. Based upon available funds and the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property.

We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money we have available. We hope to drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will be required to pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples would be approximately $3,000.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we are required to cease operations, we will investigate all other opportunities to maintain shareholder value.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill 8 holes and $2,250 if we drill 23 holes. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will be paid by Mr. Mohamed should mineralized material not be discovered.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Mohamed will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation and the funds we raised from our private placement offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on November 18, 2005, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(53,688). To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

Because title to the property is held in the name of one of our officers, if he transfers the property to someone other than us, we will cease operations.

Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Sadru Mohamed, our president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

Because Mr. Mohamed and Ms. Lakhani have other outside business activities, they will only be devoting 10% of their time, or four hours per week to ours to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Mohamed and Ms. Lakhani, our officers and directors, have other outside business activities, they will only be devoting 10% of their time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Mohamed and Ms. Lakhani. As a result, exploration of the property may be periodically interrupted or suspended.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 2,500,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

We do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2.	Description of Property.

Our executive and head office is located at 900-555 Burrard Street, Vancouver, British Columbia, V7X 1M8. The office is provided to us at no cost by Sadru Mohamed, our President and director. This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

Item 3.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common shares were quoted for trading on the OTCBB on December 20, 2006 under the symbol "MTGU". On March 15, 2007 our symbol changed to “MNGU”. The following quotations obtained from Yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2006	$Nil	$Nil
September 30, 2006	$Nil	$Nil
June 30, 2006	$Nil	$Nil
March 31, 2006	$Nil	$Nil

(1) Our stock has not yet traded since our listing on December 20, 2006.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On March 20, 2007, the shareholders' list of our common shares showed 22 registered shareholders and 150,275,000 shares outstanding.

Equity Compensation Plan Information

As at December 31, 2006 we do not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

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

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this annual report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this annual report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated. That is because we do not have money to start exploration. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James W. McLeod and a physical examination of the property by Mr. Mohamed, our president and director. The cost of staking the claim was included in the $3,400 paid to Mr. McLeod. No additional payments were made or are due Mr. McLeod for his services. The claims were recorded in Mr. Mohamed's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On November 23, 2006, Mr. Mohamed executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Mohamed transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Mohamed has not provided us with a signed or executed bill of sale in our favor. Mr. Mohamed will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material. Mr. Mohamad does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Mohamad does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Mohamed must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Mohamed, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Mohamed will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our private placement offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this annual report.

If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we are required to cease operations, we will investigate all other opportunities to maintain shareholder value.

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

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we will seek to raise money from a private placement offering. We cannot guarantee that we will be able to raise enough money to stay in business. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors and Mr. Mohamed has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Mohamed has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

We acquired one property containing six claims. The property is staked and we will begin our exploration upon receipt of further funds. As of the date of this annual report we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 6,011,000 shares of our common stock and received $101,150.

As of the date of this annual report, we have yet to begin operations and therefore have not generated any revenues.

We issued 5,000,000 (pre 25:1 split) shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933 in November 2005. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Sadru Mohamed covered our initial expenses of $21,367 for incorporation, accounting and legal fees and $3,400 for staking all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Mohamed is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Mohamed is oral and there is no written document evidencing the agreement.

As of December 31, 2006, our total assets were $97,542 and our total liabilities were $39,955 and we had a working capital balance of $57,587.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2007 other than office computers, furnishings, and communication equipment as required.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Mineral Property Costs

We have been in the exploration stage since its formation on November 18, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Stock-based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. We have not issued any stock options or share based payments since its inception. Accordingly, there was no effect on our reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

Item 7.	Financial Statements.

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Montagu Resources Corp.

(An Exploration Stage Company)

December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Montagu Resources Corp. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Montagu Resources Corp. (An Exploration Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the year ended December 31, 2006, the period from November 18, 2005 (Date of Inception) to December 31, 2005 and accumulated from November 18, 2005 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montagu Resources Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period from November 18, 2005 to December 31, 2005 and accumulated from November 18, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 4, 2007

Montagu Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	December 31, 2006 $	December 31, 2005 $

ASSETS

Current Assets

Cash	97,452	958
Prepaid expenses	90	–

Total Assets	97,542	958

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	3,250	–
Accrued liabilities	–	5,000
Due to related party (Note 3(b))	36,705	19,550

Total Liabilities	39,955	24,550

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value Nil shares issued and outstanding	–	–

Common Stock, 2,500,000,000 shares authorized, $0.00001 par value 150,275,000 and 125,000,000 shares issued and outstanding, respectively	1,503	1,250

Additional Paid-in Capital	99,647	(1,200)

Donated Capital (Note 3(a))	10,125	1,125

Deficit Accumulated During the Exploration Stage	(53,688)	(24,767)

Total Stockholders’ Equity (Deficit)	57,587	(23,592)

Total Liabilities and Stockholders’ Equity (Deficit)	97,542	958

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated From		Period From
	November 18, 2005	For the	November 18, 2005
	(Date of Inception)	Year Ended	(Date of Inception)
	to December 31,	December 31,	to December 31,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3(a))	3,375	3,000	375
Donated services (Notes 3(a))	6,750	6,000	750
General and administrative	3,921	3,679	242
Impairment of mineral property costs (Note 4)	3,542	142	3,400
Professional fees	36,100	16,100	20,000

Total Expenses	53,688	28,921	24,767

Net Loss	(53,688)	(28,921)	(24,767)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding (Note 7)		131,094,000	125,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated From November 18, 2005 (Date of Inception) to December 31, 2006 $	For the Year Ended December 31, 2006 $	Period From November 18, 2005 (Date of Inception) to December 31, 2005 $

Operating Activities

Net loss for the period	(53,688)	(28,921)	(24,767)

Adjustments to reconcile net loss to net cash used in operating activities
Donated services and rent	10,125	9,000	1,125
Impairment of mineral properties	3,542	142	3,400

Changes in operating assets and liabilities
Prepaid expenses	(90)	(90)	–
Accounts payable	3,250	3,250	–
Accrued liabilities	–	(5,000)	5,000
Due to related party	155	155	–

Net Cash Used in Operating Activities	(36,706)	(21,464)	(15,242)

Investing Activities

Mineral property acquisition costs	(3,542)	(142)	(3,400)

Net Cash Used in Investing Activities	(3,542)	(142)	(3,400)

Financing Activities

Advances from a related party	36,550	17,000	19,550
Proceeds from issue of common stock	101,150	101,100	50

Net Cash Provided by Financing Activities	137,700	118,100	19,600

Increase in Cash	97,452	96,494	958

Cash - Beginning of Period	–	958	–

Cash - End of Period	97,452	97,452	958

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from November 18, 2005 (Date of Inception) to December 31, 2006

(Expressed in US dollars)

					Deficit
			Additional		Accumulated
			Paid-in		During the
	Common		Capital	Donated	Exploration
	Shares	Amount	(Discount)	Capital	Stage	Total
	#	$	$	$	$	$

Balance – November 18, 2005 (Date of Inception)	–	–	–	–	–	–

Issuance of stock for cash at $0.0000004 per share	125,000,000	1,250	(1,200)	–	–	50

Donated services and rent	–	–	–	1,125	–	1,125

Net loss for the period	–	–	–	–	(24,767)	(24,767)

Balance – December 31, 2005	125,000,000	1,250	(1,200)	1,125	(24,767)	(23,592)

Issuance of stock for cash at $0.004 per share	25,275,000	253	100,847	–	–	101,100

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(28,921)	(28,921)

Balance – December 31, 2006	150,275,000	1,503	99,647	10,125	(53,688)	57,587

On March 15, 2007, the Company effected a 25:1 forward stock split of the authorized, issued and outstanding common stock (Note 7). All share amounts have been retroactively adjusted for all periods presented.

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2006

(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on November 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2006, the Company has accumulated losses of $53,688 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on April 12, 2006, to offer up to 50,000,000 shares of common stock at $0.004 per share to raise cash proceeds of $200,000. On October 4, 2006, the Company issued 25,275,000 shares of common stock at a price of $0.004 per share for proceeds of $101,100 pursuant to its SB-2 Registration Statement.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant financial statement items which involve the use of estimates include donated services and rent and the deferred tax asset valuation allowances. Actual results could differ from those estimates.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Montagu Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2006

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since its formation on November 18, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

Montagu Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2006

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-do wns. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Montagu Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2006

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
(k)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Related Party Transactions

During the year ended December 31, 2006, the Company recognized a total of $6,000 (period ended December 31, 2005 - $750) for donated services at $500 per month and $3,000 (period ended December 31, 2005 - $375) for donated rent at $250 per month provided by the President of the Company.

At December 31, 2006, the Company is indebted to a company controlled by a relative of the President of the Company for $36,705 (2005 - $19,550), which is non-interest bearing, unsecured and due on demand.

4.	Mineral Properties

In November 2005, the Company, through its President and director, acquired 100% of the rights, title and interest in a mining claim representing 20 units in the Kamloops Mining Division in the Province of British Columbia, Canada. Payment of $3,400 was required to record this mining claim and was paid by a company controlled by the President of the Company. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company. As at December 31, 2005, the Company recognized an impairment loss of $3,400, as it had not yet been determined whether there were proven or probable reserves on the property. On November 23, 2006, the mineral claim lapsed and the Company restaked the mineral claim at a cost of $142. The claim was again registered in the name of the President of the Company who holds the claim in trust on behalf of the Company. As at December 31, 2006, the Company recognized an impairment loss of $142, as it has not yet been determined whether there are proven or probable reserves on the property.

5.	Common Stock

a)            On March 15, 2007, the Company effected a 25:1 forward stock split of its outstanding common stock. See Note 7.

b)            On October 4, 2006, the Company issued 25,275,000 shares of common stock at a price of $0.004 per share for proceeds of $101,100 pursuant to its SB-2 Registration Statement.

c)            On November 19, 2005, the Company issued 125,000,000 shares to the President of the Company at a price of $0.0000004 per share for proceeds of $50.

Montagu Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2006

(Expressed in US dollars)

6.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $43,560, which commence expiring in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the year ended December 31, 2006, the valuation allowance established against the deferred tax asset increased by $6,980.

The components of the net deferred tax asset as at December 31, 2006 and 2005 and the statutory rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2006 $	2005 $

Cumulative Net Operating Loss	43,560	23,640

Statutory Tax Rate	35%	35%

Effective Tax Rate	–	–

Deferred Tax Asset	15,250	8,270

Valuation Allowance	(15,250)	(8,270)

Net Deferred Tax Asset	–	–

7.	Subsequent Event

On March 15, 2007, the Company effected a 25:1 forward stock split of its outstanding common stock. The Company also increased the authorized share capital from 100,000,000 shares of common stock to 2,500,000,000 shares of common stock with no change in par value. All shares amounts have been retroactively adjusted for all periods presented.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and our chief financial officer. Based upon that evaluation, our president and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sadru Mohamed	President, Treasurer and Director	64	November 18, 2005
Neema Lakhani	Secretary and Director	43	November 18, 2005

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Sadru Mohamed – President, Treasurer and Director

Sadru Mohamed has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer and a director since our inception on November 18, 2005. Montagu Resources is a mining company incorporated in the state of Nevada. Sadru has also been the Chairman and Director of Com-Trade Ltd. since 1991 to present. Com-Trade Ltd. is a trading company with its head offices in Nairobi, Kenya and offices in Vancouver. Com-Trade is an international trading firm, dealing mostly in food products. Much of the company's activities are directed towards supplying the East and Central African Region. In addition, from 2004 to present,

Sadru Mohamed has provided consulting services for a prominent Men's clothing store providing such recommendations in buying, service, marketing, display advertisements, and cost analysis strategies.

Neema Lakhani – Secretary and Director

Neema Lakhani has been our secretary and a director since our inception on November 18, 2005. Montagu Resources is a mining company incorporated in the state of Nevada. Neema has also been the sole owner, President, and Director of Celestial Delights, a Gourmet Food Company. The company was started in 1996, selling primarily to a wholesale market and producing high quality flavored Oils, Vinegars, Mustards and Apple Butters. A new line of Infused Wine Vinegars is in development. For the past five years she has steered the company into a lucrative retail market and continues to showcase her company and products at the largest retail and wholesale shows across Canada and throughout the history of the Company it has won several awards for its products.

Family Relationships

Neema Lakhani is the sister-in-law of the President, Sadru Mohamed.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2006. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2006 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2006, there were no meetings held by this committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.             any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.             any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.             being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.             being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Sadru Mohamed	Nil	Nil	Nil
Neema Lakhani	Nil	Nil	Nil

Code of Ethics

Effective March 9, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.             honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.             full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.             the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Procedure for Submitting Shareholder Proposals

We encourage shareholders to submit proposals, questions or concerns to us by writing to our President or any member of our Board of Directors. All written communications with Board members are treated as confidential. Instructions and contact our President and/or our Board of Directors at our executive offices. Once a proposal, question or concern is received by our President or a Board member, the communication is reviewed and addressed accordingly.

Procedure for Submitting Shareholder Proposals Related to Nominee as Director

See “Procedures for Submitting Shareholder Proposals” above.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our year ended December 31, 2006, is set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Sadru Mohamed President, Treasurer and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Neema Lakhani Secretary, and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

During the year ended December 31, 2006 we did not provide any form of executive compensation to our directors and officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Outstanding Equity Awards at Fiscal Year-End

Our company has not granted any stock options since its inception of November 18, 2005.

Director Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Sadru Mohamed 900-555 Burrard Street Vancouver, BC V7X 1M8	125,000,000	83.18%
Neema Lakhani 44 Fencerow Drive Whitby, ON L1R 1Y3	Nil	N/A
Directors and Executive Officers as a Group	125,000,000	83.18%

* Less than 2%.

(1) Based on 150,275,000 shares of common stock issued and outstanding as of March 27, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Director Independence

Currently none of our directors are independent directors as that term is defined by Rule 4200(a) (15) of the National Association of Securities Dealers' listing standards.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006).
3.3	Certificate of Change filed with the Secretary of State of Nevada filed and effective on March 15, 2007. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2007)
(10)	Material Contracts
10.1	Form of Subscription Agreement(incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006).
10.3	Bill of Sale (incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006).
10.3	Trust Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006).
10.4*	Declaration of Trust dated November 23, 2006
(14)	Code of Ethics
14.1*	Code of Ethics

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the fiscal periods ended December 31, 2006 and 2005, the aggregate fees billed by Manning Elliott LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $7,250 and $nil, respectively.

Audit Related Fees

For the fiscal periods ended December 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Manning Elliott LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil and $nil, respectively.

Tax Fees

For the fiscal periods ended December 31, 2006 and 2005, the aggregate fees billed by Manning Elliott LLP for other non-audit professional services, other than those services listed above, totalled $nil and $nil, respectively.

We do not use Manning Elliott LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliott LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Manning Elliott LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliott LLP's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTAGU RESOURCES CORP.

By: /s/ Sadru Mohamed

Sadru Mohamed

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: April 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Sadru Mohamed

Sadru Mohamed

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: April 12, 2007

By: /s/ Neema Lakhani

Neema Lakhani

Secretary and Director

Date: April 12, 2007