Form 10QSB
period 2007-03-31
Montagu Resources Corp.
filed 2007-05-15
CIK 1349777

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  000-52476

MONTAGU RESOURCES CORP.
(Name of small business issuer as in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
900-555 Burrard Street, Vancouver, BC V7Y 1M8
(Address of principal executive offices)
800-295-8840
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of May 15, 2007, there were 150,275,000 shares of the issuer’s common stock and outstanding, par value $0.00001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☐     No [X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Montagu Resources Corp.

(An Exploration Stage Company)

March 31, 2007

Montagu Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	March 31, 2007 $ (unaudited)	December 31, 2006 $

ASSETS

Current Assets

Cash	93,848	97,452
Prepaid expenses	–	90

Total Assets	93,848	97,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	2,615	3,250
Accrued liabilities	6,360	–
Due to related party (Note 3(b))	36,710	36,705

Total Liabilities	45,685	39,955

Contingencies (Note 1)

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value No shares issued and outstanding	–	–

Common Stock, 2,500,000,000 shares authorized, $0.00001 par value 150,275,000 shares issued and outstanding	1,503	1,503

Additional Paid-in Capital	99,647	99,647

Donated Capital (Note 3(a))	12,375	10,125

Deficit Accumulated During the Exploration Stage	(65,362)	(53,688)

Total Stockholders’ Equity	48,163	57,587

Total Liabilities and Stockholders’ Equity	93,848	97,542

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated From	For the	For the
	November 18, 2005	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3(a))	4,125	750	750
Donated services (Notes 3(a))	8,250	1,500	1,500
General and administrative	6,137	2,216	634
Impairment of mineral property costs	3,542	–	–
Professional fees	43,308	7,208	1,000

Total Expenses	65,362	11,674	3,884

Net Loss	(65,362)	(11,674)	(3,884)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding (Note 5)		150,275,000	125,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended March 31, 2007 $	For the Three Months Ended March 31, 2006 $

Operating Activities

Net loss for the period	(11,674)	(3,884)

Adjustment to reconcile net loss to net cash used in operating activities
Donated services and rent	2,250	2,250

Changes in operating assets and liabilities
Prepaid expenses	90	–
Accounts payable	(635)	–
Accrued liabilities	6,360	(4,000)
Due to related party	5	–

Net Cash Used in Operating Activities	(3,604)	(5,634)

Financing Activities

Advances from a related party	–	9,000

Net Cash Provided by Financing Activities	–	9,000

Increase (Decrease) in Cash	(3,604)	3,366

Cash - Beginning of Period	97,452	958

Cash - End of Period	93,848	4,324

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Montagu Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Montagu Resources Corp. (the “Company”) was incorporated in the State of Nevada on November 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof. The Company’s common shares are listed for trading on the OTC Bulletin Board under the symbol “MNGU”.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2007, the Company has accumulated losses of $65,362 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Montagu Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
d)	Basic and Diluted Net Income (Loss) Per Share

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

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Mineral Property Costs

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

h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value

i)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities and amount due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Montagu Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
j)	Income Taxes

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

k)	Foreign Currency Translation

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

l)	Stock-based Compensation

The Company records stock based compensation in accordance with SFAS No. 123R, “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. The Company has not issued any stock options or share based payments since its inception.

m)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

Montagu Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
m)	Recent Accounting Pronouncements (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

3.	Related Party Transactions

During the three month period ended March 31, 2007, the Company recognized a total of $1,500 (2006 - $1,500) for donated services at $500 per month and $750 (2006 - $750) for donated rent at $250 per month provided by the President of the Company.

As at March 31, 2007, the Company is indebted to a company controlled by a relative of the President of the Company for $36,710 (December 31, 2006 - $36,705), which is non-interest bearing, unsecured and due on demand.

Montagu Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

(Expressed in US dollars)

4.	Mineral Properties

In November 2005, the Company, through its President and director, acquired 100% of the rights, title and interest in a mining claim representing 20 units in the Kamloops Mining Division in the Province of British Columbia, Canada. Payment of $3,400 was required to record this mining claim and was paid by a company controlled by the President of the Company. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company. On November 23, 2006, the mineral claim lapsed and the President of the Company restaked the mineral claim in trust for the Company at a cost of $142.

5.	Common Stock

On March 15, 2007, the Company effected a 25:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 2,500,000,000 shares of common stock with no change in par value. The issued and outstanding share capital increased from 6,011,000 shares of common stock to 150,275,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Montagu" mean Montagu Resources Corp., unless otherwise indicated.

Our Business

Our company, Montagu Resources Corp., was incorporated in the State of Nevada on November 18, 2005, under the name Montagu Resources Corp. On March 15, 2007 we effected a 25 for 1 stock split of our common stock . Our common shares were quoted for trading on the OTCBB on December 20, 2006 under the symbol "MTGU" and all share amounts have been retroactively adjusted. On March 15, 2007 our symbol changed to “MNGU”.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

You should read the following discussion of our financial condition and plan of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

General Overview

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

Plan of Operations

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

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this quarterly report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this quaterly report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Mohamed, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Mohamed will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our private placement offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this quaterly report.

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

Employees

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

We acquired one property containing six claims. The property is staked and we will begin our exploration upon receipt of further funds. As of the date of this quarterly report we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 150,275,000 shares of our common stock and received $101,150.

As of the date of this quarterly report, we have yet to begin operations and therefore have not generated any revenues.

We issued 125,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933 in November 2005. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Sadru Mohamed covered our initial expenses of $21,367 for incorporation, accounting and legal fees and $3,400 for staking all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Mohamed is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Mohamed is oral and there is no written document evidencing the agreement.

As of March 31, 2007, our total assets were $93,848 and our total liabilities were $45,685 and we had a working capital balance of $48,163.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of

SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our reported financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement in fiscal 2007 did not have a material effect on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on our financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on our financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement in fiscal 2007 did not have a material effect on our financial statements.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

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

We were incorporated on November 18, 2005, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $65,362. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006).
3.3	Certificate of Change filed with the Secretary of State of Nevada filed and effective on March 15, 2007. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2007)
(10)	Material Contracts
10.1	Form of Subscription Agreement(incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006).
10.3	Bill of Sale (incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006).
10.3	Trust Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006).
10.4	Declaration of Trust dated November 23, 2006 (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 12, 2007)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 12, 2007)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTAGU RESOURCES CORP.

By: /s/ Sadru Mohamed

Sadru Mohamed

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: May 15, 2007