Form 10QSB
period 2007-06-30
URANIUM 308 CORP.
filed 2007-08-20
CIK 1349777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number  000-52476

URANIUM 308 CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	33-1173228
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
2820 W. Charleston, Suite 22 Las Vegas, Nevada	89102
(Address of Principal Executive Offices)	(Zip Code)
1-866-892-5232 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 14, 2007
Common Stock, $0.00001 par value	58,912,500

Traditional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

ii

Forward Looking Statements

This quarterly report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this periodic report.

Use of Names

In this quarterly report, the terms “Uranium 308”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Uranium 308 Corp. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Uranium 308 Corp.
(formerly Montagu Resources Corp.)
(An Exploration Stage Company)

June 30, 2007

Uranium 308 Corp.
(formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30, 2007	December 31, 2006
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	82,614	97,452
Prepaid expenses	-	90

Total Assets	82,614	97,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	9,334	3,250
Accrued liabilities	20,099	-
Due to related party (Note 3(b))	36,723	36,705

Total Liabilities	66,156	39,955

Contingencies (Note 1)

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value No shares issued and outstanding	-	-

Common Stock, 3,750,000,000 shares authorized, $0.00001 par value 225,412,500 shares issued and outstanding	2,254	2,254

Additional Paid-in Capital	98,896	98,896

Donated Capital (Note 3(a))	14,625	10,125

Deficit Accumulated During the Exploration Stage	(99,317)	(53,688)

Total Stockholders’ Equity	16,458	57,587

Total Liabilities and Stockholders’ Equity	82,614	97,542

(The accompanying notes are an integral part of these consolidated financial statements)

Uranium 308 Corp.
(formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated
	From
	November 18, 2005	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Donated rent (Note 3(a))	4,875	750	750	1,500	1,500
Donated services (Notes 3(a))	9,750	1,500	1,500	3,000	3,000
General and administrative	8,360	2,223	273	4,439	907
Impairment of mineral property costs	3,542	-	-	-	-
Professional fees	72,790	29,482	10,000	36,690	11,000

Total Expenses	99,317	33,955	12,523	45,629	16,407

Net Loss	(99,317)	(33,955)	(12,523)	(45,629)	(16,407)

Net Loss Per Share - Basic and Diluted		-	-	-	-

Weighted Average Shares Outstanding		225,412,500	187,500,000	225,412,500	187,500,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranium 308 Corp.
(formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	$	$

Operating Activities

Net loss for the period	(45,629)	(16,407)

Adjustment to reconcile net loss to net cash used in operating activities
Donated services and rent	4,500	4,500

Changes in operating assets and liabilities
Prepaid expenses	90	-
Accounts payable and accrued liabilities	26,183	(5,000)
Due to related party	18	-

Net Cash Used in Operating Activities	(14,838)	(16,907)

Financing Activities

Advances from a related party	-	17,000

Net Cash Provided by Financing Activities	-	17,000

Increase (Decrease) in Cash	(14,838)	93

Cash - Beginning of Period	97,452	958

Cash - End of Period	82,614	1,051

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Uranium 308 Corp.
(formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Uranium 308 Corp. (the “Company”) was incorporated in the state of Nevada on November 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. On July 2, 2007, the Company completed a merger with its wholly-owned subsidiary, Uranium 308 Corp., which was incorporated in the state of Nevada on June 12, 2007 solely to effect a name change. As a result, the Company changed its name from Montagu Resources Corp. to Uranium 308 Corp. The Company has acquired a mineral property located in the province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof. The Company’s common shares are listed for trading on the OTC Bulletin Board under the symbol “URCO”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2007, the Company has accumulated losses of $99,317 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Refer to Notes 6(f) and (g).

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The Company’s wholly owned subsidiary was incorporated solely to effect a name change as described in Note 1 on July 2, 2007. The Company’s fiscal year-end is December 31.

b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB filed on April 12, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2007, and the consolidated results of its operations and consolidated cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Uranium 308 Corp.
(formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities, and amounts due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

Uranium 308 Corp.
(formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

i)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

m)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Uranium 308 Corp.
(formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

m)	Recently Issued Accounting Pronouncements (continued)

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

n)	Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007, did not have a material effect on the Company's financial statements.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

3.	Related Party Transactions

a)
During the six month period ended June 30, 2007, the Company recognized a total of $3,000 (2006 - $3,000) for donated services at $500 per month and $1,500 (2006 - $1,500) for donated rent at $250 per month provided by the former President of the Company.

b)
As at June 30, 2007, the Company is indebted to a company controlled by a relative of the former President of the Company for $36,723 (December 31, 2006 - $36,705), which is non-interest bearing, unsecured and due on demand.

Uranium 308 Corp.
(formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(Unaudited)

4.	Mineral Properties

In November 2005, the Company, through its former President and director, acquired 100% of the rights, title and interest in a mining claim representing 20 units in the Kamloops Mining Division in the Province of British Columbia, Canada. Payment of $3,400 was required to record this mining claim and was paid by a company controlled by the President of the Company. The claim is registered in the name of the former President of the Company, who has agreed to hold the claim in trust on behalf of the Company. On November 23, 2006, the mineral claim lapsed and the former President of the Company restaked the mineral claim in trust for the Company at a cost of $142.

5.	Common Stock

On March 15, 2007, the Company effected a 25:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 2,500,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented. Refer to Note 6(b).

6.	Subsequent Events

a)	On July 1, 2007, the Company entered into an administrative services agreement for a period of one year for consideration of $1,000.

b)
On July 2, 2007, the Company effected a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 2,500,000,000 shares of common stock to 3,750,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

c)	On July 24, 2007, the Company entered into a management services agreement with the President of the Company for $120,000 per year for a term of three years.

d)	On July 24, 2007, the Company entered into a consulting agreement with a relative of the President of the Company for $96,000 per year for a term of five years.

e)	On July 27, 2007, the President of the Company and a Director of the Company returned a total of 166,500,000 shares of common stock to the Company for cancellation for no consideration.

f)
From July 1, 2007 to August 14, 2007, the Company received common stock subscriptions of 4,600,000 units at $0.75 per unit for proceeds of $3,450,000. Each unit comprises of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at $1.50 per share expiring two years from the date of issuance. The Company received further common stock subscriptions of 1,360,000 units at $0.50 per unit for proceeds of $680,000. Each unit comprises of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at $0.75 per share expiring two years from the date of issuance.

g)
From July 20, 2007 to August 14, 2007, the Company received promissory notes totalling $1,750,000 for advances provided to an unrelated third party. These notes are unsecured, non-interest bearing and due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Our Business

Our company, Uranium 308 Corp., was incorporated in the State of Nevada on November 18, 2005, under the name Montagu Resources Corp. On March 15, 2007 we effected a twenty-five (25) for one (1) forward stock split of our common stock. Our common shares were quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) on December 20, 2006 under the symbol “MTGU” and all share amounts were retroactively adjusted. On March 15, 2007 our symbol changed to “MNGU”.

On July 2, 2007, we completed a merger with our wholly owned subsidiary, Uranium 308 Corp. As a result, we changed our name from “Montagu Resources Corp.” to “Uranium 308 Corp.” and our trading symbol on the OTCBB was changed to “URCO”.

In addition, effective July 2, 2007, we effected a one and one-half of one (1.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 2,500,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001 to 3,750,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001. Our issued and outstanding share capital has increased from 150,275,000 shares of common stock to 225,412,500 shares of common stock. However, effective July 27, 2007, Mr. Dennis Tan, our President, CEO and a Director, and Mr. Ka Yu, our Secretary, Treasurer and a Director, who held in aggregate 187,500,000 post forward stock split shares of common stock of the Company, have voluntarily agreed to surrendered for cancellation in aggregate 166,500,000 shares of common stock in order to encourage equity investment into the Company. Mr. Dennis Tan voluntarily agreed to surrender for cancellation 96,500,000 of the 112,500,000 post forward stock split shares registered in his name and Mr. Ka Yu voluntarily agreed to surrender for cancellation 70,000,000 of the 75,000,000 post forward stock split shares registered in his name. The cancellation of these 166,500,000 shares has reduced the issued and outstanding shares from 225,412,500 to 58,912,500.

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to focus our exploration activities on mineral properties in Mongolia and other regions. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at 2820 W. Charleston, Suite 22, Las Vegas, Nevada 89102. This is our mailing address as well. Our telephone number is 1-866-892-5232.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities from mineral exploration, except that we intend to focus on searching for mineral bodies containing uranium. In addition, we intend to explore mineral properties in Mongolia and other regions, which may result in the acquisition of other entities that own certain mineral rights or licenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Overview

In November 2005, Sadru Mohamed, our former president and a former member of the board of directors acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through James W. McLeod, a non-affiliated third party. Mr. McLeod staked the claim as an agent of Omega Exploration Services, Inc.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers, directors and shareholders to fund operations.

We have no plans to change our business activities from mineral exploration, except that we intend to focus on searching for mineral bodies containing uranium. In addition, we intend to explore mineral properties in Mongolia and other regions, which may result in the acquisition of other entities that own certain mineral rights or exploration licenses.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Mohamed paid Mr. McLeod $3,400 to stake the claims. No additional payments were made or are due Mr. McLeod for his services. The claims were recorded in Mr. Mohamed’s name to avoid incurring additional costs at the time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On November 23, 2006, Mr. Mohamed executed a new declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Mohamed transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Mohamed has not provided us with a signed or executed bill of sale in our favor. Mr. Mohamed will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of minerals to justify removal.

Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted from our current property, we will form a wholly owned British Columbia subsidiary corporation and Mr. Mohamed will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Mohamed transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations, if any were commenced, on the property in British Columbia. However, Mr. Mohamed will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company’s property, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company’s property is one such acquisition. Accordingly, fee simple title to the Company’s property resides with the Crown.

Our current property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

Our current property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on our current property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the current property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we intend to develop the property ourselves.

Plan of Operations

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property and any other acquired properties. Thus, cash must be raised from other sources. Our only other source for cash at this time is investments by others in Uranium 308 Corp. We must raise cash to implement our project and stay in business.

We intend to acquire additional properties or exploration rights in Mongolia and other regions and to conduct research in the form of exploration on such properties. Our exploration program is explained in as much detail as possible in the business section of this quarterly report.

Our exploration target is to find mineral bodies containing uranium. Our success depends upon finding mineralized material. This will require a determination by a geological consultant as to whether any of our mineral properties currently owned and intended to be acquired contains reserves. We have not selected a geological consultant as of the date of this quarterly report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of minerals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the current property or any newly acquired properties. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a private placement or loans. At the present time, we are in the process of attempting to raise additional money through a private placement and there is no assurance that we will raise additional money in the future. If we require additional money and are unable to raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our current or any newly acquired properties and if any minerals which are found can be economically extracted and profitably processed.

Our current property is undeveloped raw land. Exploration and surveying has not been initiated. That is because we do not have money to start exploration. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James W. McLeod and a physical examination of the property by Mr. Mohamed, our former president and former director. The cost of staking the claim was included in the $3,400 paid to Mr. McLeod. No additional payments were made or are due Mr. McLeod for his services. Mr. Mohamad does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfers them to us. Further, Mr. Mohamad does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Mohamed must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

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

We do not know if we will find any mineralized material on our current property or any newly acquired unexplored and undeveloped properties. We believe that activities occurring on any adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under our current property or any newly acquired properties.

We do not claim to have any minerals or reserves whatsoever at this time on any of our current property.

At this time we do not intend to implement an exploration program on our current property, but instead intend to acquire mineral rights or exploration licenses to properties in Mongolia and other regions and implement an exploration program on any newly acquired properties. If, and when we acquire additional properties, we intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Our current president, Mr. Dennis Tan, after confirming with a geological consultant, will determine where drilling will occur on any newly acquired properties. The samples will be tested to determine if mineralized material is located on the property in question. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of such property; or develop such property. The proceeds from our current private placement offering are designed to fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers. We have not selected any of the foregoing as of the date of this quarterly report.

If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we are required to cease operations, we will investigate all other opportunities to maintain shareholder value.

We do not intend to hire additional employees at this time. All of the work to be conducted on any newly acquired properties will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration plans.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Employees

At present, we have no full-time employees. Mr. Dennis Tan, our President and CEO, will devote about 90% of his time or 36 hours per week to our operations and Mr. Ka Yu, our Secretary and Treasurer, will devote about 25% of his time or 10 hours per week to our operations. Effective August 1, 2007, we entered into a management agreement with Mr. Dennis Tan to provide the general services of acting as our President and CEO as well as other specific services for a period of three years in exchange for a base fee of $10,000 per month among other terms and provisions as more fully detailed in the management agreement, which is attached to this quarterly report as Exhibit 10.1. We do not have any employment agreement with Mr. Ka Yu. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Dennis Tan will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our properties. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

Liquidity and Capital Resources

To meet our need for cash we intend to raise money from private placement offerings. We cannot guarantee that we will be able to raise enough money to stay in business. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need to complete our exploration plans, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

At the present time, we are in the process of conducting a private placement to raise additional cash. As of August 14, 2007, the Company has received payment for subscriptions to purchase 1,360,000 units (each a “Unit”) of the Company at a price of $0.50 per Unit for total proceeds of $680,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $0.75 per share with an expiry date of two years from the date of issuance of the Warrants. In addition, the Company has received payment for subscriptions to purchase 4,600,000 units (each a “Unit”) of the Company at a price of $0.75 per Unit for total proceeds of $3,450,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.50 per share with an expiry date of two years from the date of issuance of the Warrants.

We have acquired one property containing six claims. The property is staked, however, we do not intend to conduct exploration of this property at this time. We intend to acquire mineral rights or exploration licenses to properties in Mongolia and other regions and implement an exploration program on any newly acquired properties. As of the date of this quarterly report we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 150,275,000 shares of our common stock and received $101,150.

As of June 30, 2007, our total assets were $82,614 and our total liabilities were $66,156 and we had a working capital balance of $16,458.

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

ITEM 3. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company intends to add the following additional elements to its financial controls and procedures in the near future:

•	to appoint an audit committee;

•	to appoint a financial expert who will also be appointed as a director of the Company and the Company’s audit committee; and

•	to adopt an audit committee charter.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of August 14, 2007, the Company has received payment for subscriptions to purchase 1,360,000 units (each a “Unit”) of the Company at a price of $0.50 per Unit for total proceeds of $680,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $0.75 per share with an expiry date of two years from the date of issuance of the Warrants. In addition, the Company has received payment for subscriptions to purchase 4,600,000 units (each a “Unit”) of the Company at a price of $0.75 per Unit for total proceeds of $3,450,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.50 per share with an expiry date of two years from the date of issuance of the Warrants.

The funds received from the investors mentioned above will be used for property or exploration license acquisition payments, property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses and working capital.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

From July 20, 2007 to August 14, 2007, the Company received promissory notes totaling $1,750,000 for advances provided to an unrelated third party. These notes are unsecured, non-interest bearing and due on demand.

Item 6. Exhibits

(a) Exhibit List

10.1	Management Agreement between Uranium 308 Corp. and Dennis Tan, dated July 24, 2007

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

99.1	Consulting Agreement between Uranium 308 Corp. and Michael Tan, dated July 24, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of August, 2007

URANIUM 308 CORP. (Registrant)

By:	/s/ Dennis Tan
Dennis Tan
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Tan	President, CEO and Director	August 20, 2007
Dennis Tan

/s/ Ka Yu	Secretary, Treasurer and Director	August 20, 2007
Ka Yu