Form 10QSB
period 2007-09-30
URANIUM 308 CORP.
filed 2007-11-19
CIK 1349777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number  000-52476

URANIUM 308 CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-1173228
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

A-707 Jian Wai Soho 39 East 3rd-Ring Road, Chao Yang District Beijing, China	100022
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 19, 2007
Common Stock, $0.00001 par value	87,001,667

Traditional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

i

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTMEBER 30, 2007
(Unaudited)

Financial Statements-

Consolidated Balance Sheet as of September 30, 2007	F-2

Consolidated Statements of Operations for the Three Months and Nine Months
Ended September 30, 2007, and 2006, and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2007, and 2006, and Cumulative from Inception	F-4

Notes to Consolidated Financial Statements September 30, 2007, and 2006	F-5

URANIUM 308 CORP. AND SUBSIDIARIES
(Formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Consolidated Balance Sheets
As of September 30, 2007
(Expressed in US dollars)
(Unaudited)

2007

ASSETS

Current Assets:

Cash and cash equivalents	$744,446
Prepaid expenses	165,111

Total current assets	909,557

Property and equipment, net of accumulated depreciation	52,616
Mineral property licenses	49,150,000
Construction in progress	80,322

Total Assets	$50,192,495

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable	$268,248
Accrued liabilities	8,000
Due to related party (Note 3(b))	36,733

Total current liabilities	312,981

Total liabilities	312,981

Commitments and contingencies

Stockholders' Equity:

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-

Common Stock, 3,750,000,000 shares authorized, $0.00001 par value; 87,001,667 shares issued and outstanding (Note 5)	870

Stock subscriptions received	307,392

Additional paid-in capital	50,173,544

Donated capital (Note 3(a))	14,625

(Deficit) accumulated during the exploration stage	(619,414)

Other accumulated comprehensive income	2,497

Total stockholders' equity	49,879,514

Total Liabilities and Stockholders' Equity	$50,192,495

The accompanying notes to consolidated financial statements are
An integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(Formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		from
	2007	2006	2007	2006	Inception

Revenues	$-	$-	$-	-	$-

Expenses:

Donated rent (Note 3(a))	-	750	1,500	2,250	4,875
Donated services (Notes 3(a))	-	1,500	3,000	4,500	9,750
Geological exploration	81,695	-	81,695	-	81,695
Depreciation	816	-	816	-	816
General and administrative	225,297	1,547	229,736	2,454	233,657
Impairment of mineral property costs	-	-	-	-	3,542
Professional fees	51,126	2,000	87,816	13,000	123,916
Consulting	99,000	-	99,000	-	99,000
Travel	71,746	-	71,746	-	71,746

Total Expenses	529,680	5,797	575,309	22,204	628,997

(Loss) from operations	(529,680)	(5,797)	(575,309)	(22,204)	(628,997)

Other Income (Expense):
Interest income	9,583	-	9,583	-	9,583

Provision for income taxes	-	-	-	-	-

Net (loss)	(520,097)	(5,797)	(565,726)	(22,204)	(619,414)

Other comprehensive income:
Foreign currency translation	2,497	-	2,497	-	2,497

Comprehensive (loss)	$(517,600)	$(5,797)	$(563,229)	$(22,204)	$(616,917)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	61,465,507	5,000,000	59,772,854	5,000,000

The accompanying notes to consolidated financial statements are
An integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(Formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		from
	2007	2006	Inception

Operating Activities:

Net (loss) for the period	$(565,726)	$(22,204)	$(619,414)

Adjustment to reconcile net (loss( to net cash (used in) operating activities-
Donated services and rent	4,500	6,750	14,625
Depreciation	816	-	816
Changes in operating assets and liabilities:
Prepaid expenses	(165,021)	(790)	(165,111)
Accounts payable and accrued liabilities	272,998	(3,000)	276,248

Net Cash (Used in) Operating Activities	(452,433)	(19,244)	(492,836)

Investing Activities:

Purchases of property and equipment	(53,432)	-	(53,432)
Acquisition of mineral property licenses	(4,550,000)	-	(4,550,000)
Construction in progress	(80,322)	-	(80,322)

Net cash (used in) investing activities	(4,683,754)	-	(4,683,754)

Financing Activities:

Issuance of common stock for cash	5,571,514	-	5,672,664
Finders' fees paid in cash	(98,250)	-	(98,250)
Advances from related party	28	17,000	36,733
Proceeds from common stock subscribed	307,392	101,100	307,392

Net Cash Provided by Financing Activities	5,780,684	118,100	5,918,539

Effect of other comprehensive income (loss) on cash	2,497	-	2,497

Increase (Decrease) in Cash	646,994	98,856	744,446

Cash and cash equivalents - Beginning of Period	97,452	958	-

Cash and cash equivalents - End of Period	$744,446	$99,814	$744,446

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes to consolidated financial statements are
An integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(Formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

1.	Nature of Operations and Going Concern

Uranium 308 Corp. (the “Company”) was incorporated in the State of Nevada on November 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises.” On July 2, 2007, the Company completed a merger with its wholly-owned subsidiary, Uranium 308 Corp., which was incorporated in the State of Nevada on June 12, 2007 solely to effect a name change. As a result, the Company changed its name from Montagu Resources Corp. to Uranium 308 Corp. The Company initially acquired a mineral property located in the province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the investment in the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, to complete the development of the property, and upon future profitable production or proceeds from the sale thereof. On September 27, 2007, the Company completed the Share Purchase Agreement entered into between the Company, Mongolia Energy Limited (“MEL”) and all of the stockholders of MEL. MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia. As a result of the Share Purchase Agreement, the Company has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009 and 1137X effective to February 19, 2009, which are owned by Tooroibandi Limited. License number 12207X covers 4,017 hectares of mineral property named Jargalant, and License number 1137X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. The Company's common shares are listed for trading on the OTC Bulletin Board under the symbol “URCO”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2007, the Company had accumulated losses since inception of $(619,414). These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's fiscal year-end is December 31.

URANIUM 308 CORP. AND SUBSIDIARIES
(Formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-KSB filed on April 12, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position at September 30, 2007, and the consolidated results of its operations and consolidated cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2007.

c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)	Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

URANIUM 308 CORP. AND SUBSIDIARIES
(Formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

f)	Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, and all highly liquid instruments with maturity of three months or less at the time of issuance to be cash and cash equivalents.

g)	Mineral Property Costs

The Company has been in the exploration stage since its formation on November 18, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition and licensing costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized for depletion purposes using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

i)	Long-lived Assets

In accordance with SFAS No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

URANIUM 308 CORP. AND SUBSIDIARIES
(Formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in the accompanying consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Operating costs are translated using the average exchange rate prevailing during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

m)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

URANIUM 308 CORP. AND SUBSIDIARIES
(Formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

n)	Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

3.	Related Party Transactions

a)
During the six-month period ended June 30, 2007, the Company recognized a total of $3,000 (2006 - $3,000) for donated services at $500 per month and $1,500 (2006 - $1,500) for donated rent at $250 per month provided by the former President of the Company.
The donated services and rent were terminated as of July 1st, 2007.

b)
As at September 30, 2007, the Company was indebted to a company controlled by a relative of the former President of the Company for $36,733 (December 31, 2006 - $36,705), which is non-interest bearing, unsecured, and due on demand.

URANIUM 308 CORP. AND SUBSIDIARIES
(Formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

4.	Mineral Properties

In November 2005, the Company, through its former President and director, acquired 100% of the rights, title and interest in a mining claim representing 20 units in the Kamloops Mining Division in the Province of British Columbia, Canada. Payment of $3,400 was required to record this mining claim and was paid by a company controlled by the President of the Company. The claim is registered in the name of the former President of the Company, who has agreed to hold the claim in trust on behalf of the Company. On November 23, 2006, the mineral claim lapsed and the former President of the Company re-staked the mineral claim in trust for the Company at a cost of $142.

On September 27, 2007, the Company completed the Share Purchase Agreement entered into between the Company, MEL, and all the shareholders of MEL. MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia. As a result of the Share Purchase Agreement, the Company has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009, and 1137X effective to February 19, 2009, which are owned by Tooroibandi Limited. License number 12207X covers 4,017 hectares named Jargalant and License number 1137X covers 15,621 hectares named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. The cash and stock value of the Share Purchase Agreement was $49,150,000, and was attributable to the acquisition of the mineral property licenses described above.

5.	Common Stock

On March 15, 2007, the Company effected a 25:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 2,500,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

On July 2, 2007, the Company effected a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 2,500,000,000 shares of common stock with a par value of $0.00001 to 3,750,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented. Total issued and outstanding share capital has increased from 150,275,000 shares of common stock to 225,412,500 shares of common stock.

On July 27, 2007, Mr. Dennis Tan, the President, CEO and Director, and Mr. Ka Yu, the Secretary, Treasurer and Director, who held in the aggregate 187,500,000 post forward stock split shares of common stock of the Company, voluntarily agreed to surrendered for cancellation in the aggregate 166,500,000 shares of common stock in order to encourage equity investment in the Company. Mr. Dennis Tan voluntarily agreed to surrender for cancellation 96,500,000 of the 112,500,000 post forward stock split shares registered in his name, and Mr. Ka Yu voluntarily agreed to surrender for cancellation 70,000,000 of the 75,000,000 post forward stock split shares registered in his name. The cancellation of the 166,500,000 shares reduced the issued and outstanding shares at the time from 225,412,500 shares to 58,912,500 shares.

On September 7, 2007, the Company received common stock subscriptions for 1,360,000 units at $0.50 per unit for proceeds of $680,000. Each unit is comprised of one share of common stock and a one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at $0.75 per share with an expiration date two years from the date of issuance.

URANIUM 308 CORP. AND SUBSIDIARIES
(Formerly Montagu Resources Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

From July 1, 2007 to September 11, 2007, the Company received common stock subscriptions for 6,297,501 units at $0.75 per unit for proceeds of $4,723,125.75. Each unit is comprised of one share of common stock and a one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at $1.50 per share with an expriation date two years from the date of issuance.

On September 27, 2007, the Company completed the Share Purchase Agreement, entered into between the Company, MEL and all the stockholders of MEL whereby the Company acquired 100% of the issued and outstanding shares in the capital of MEL, through the payment of $4,550,000 in cash, the issuance of 5,000,000 shares of common stock of the Company in aggregate to the shareholders of MEL on a pro rata basis in accordance with each MEL stockholders’ percentage of ownership in MEL, and the issuance of 15,000,000 shares of common stock of the Company to Mr. Lin Dong Hong (the vendor of Tooroibandi Limited). Under the terms of the Share Purchase Agreement, additional shares of common stock (up to 5,000,000 shares) are required to be issued to Mr. Lin Dong Hong based on the uranium reserves determined from the property in Mongolia covered by the two exploration licenses described above. The cash and stock value of the Share Purchase Agreement was $49,150,000, and was attributable to the acquisition of the mineral property licenses described above.

In relation to the Company’s private placement offering at $0.75 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $72,000 to an entity in Singapore; (ii) a cash finder’s fee in the amount of $26,250 to an individual in Hong Kong, (iii) a finder’s fee of 66,666 shares of common stock to an individual in Singapore, (iv) a finder’s fee of 45,000 share of common stock to an individual in Singapore, and (v) a finder’s fee of 320,000 shares of common stock to an individual.

As of September 30, 2007, total issued and outstanding shares of common stock increased to 87,001,667 shares.

6.	Subsequent Events

a)
Mr. Ka Yu agreed to settle a disputed amount owing from Mr. Yu to Mr. Tan by transferring 700,000 shares of Common Stock of the Company to Mr. Tan. This transfer of 700,000 shares took place on October 26, 2007 (the “First Transaction”).

In addition to the First Transaction, Ka Yu gifted to his relative, So Chin Choa, 4,000,000 shares of common stock of the Issuer registered in his name (the “Second Transaction”).

Mr. Ka Yu currently holds 300,000 shares of common stock of the Company which represents approximately 0.34% of the outstanding common stock of the Company. This percentage is based on 87,001,667 shares of common stock issued and outstanding as at November 19, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Our Business

Our company, Uranium 308 Corp., was incorporated in the State of Nevada on November 18, 2005, under the name Montagu Resources Corp. On March 15, 2007, we effected a twenty-five (25) for one (1) forward stock split of our common stock. Our common shares were quoted for trading on the Over-the-Counter Bulletin Board (“OTC:BB”) on December 20, 2006, under the symbol “MTGU” and all share amounts were retroactively adjusted. On March 15, 2007, our symbol changed to “MNGU”.

On July 2, 2007, we completed a merger with our wholly owned subsidiary, Uranium 308 Corp. As a result, we changed our name from “Montagu Resources Corp.” to “Uranium 308 Corp.” and our trading symbol on the OTC:BB was changed to “URCO”.

In addition, effective July 2, 2007, we effected a one and one-half of one (1.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 2,500,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001 to 3,750,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001. Our issued and outstanding share capital has increased from 150,275,000 shares of common stock to 225,412,500 shares of common stock. However, effective July 27, 2007, Mr. Dennis Tan, our President, CEO and a Director, and Mr. Ka Yu, our then Secretary, Treasurer and a Director, who held in the aggregate 187,500,000 post forward stock split shares of common stock of the Company, voluntarily agreed to surrendered for cancellation in the aggregate 166,500,000 shares of common stock in order to encourage equity investment in the Company. Mr. Dennis Tan voluntarily agreed to surrender for cancellation 96,500,000 of the 112,500,000 post forward stock split shares registered in his name, and Mr. Ka Yu voluntarily agreed to surrender for cancellation 70,000,000 of the 75,000,000 post forward stock split shares registered in his name. The cancellation of these 166,500,000 shares reduced the issued and outstanding shares from 225,412,500 to 58,912,500 as of July 27, 2007.

We are an exploration stage company. An exploration stage company is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to focus our exploration activities on mineral properties in Mongolia and other regions. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at A-707 Jian Wai Soho, 39 East 3rd-Ring Road, Chao Yang District, Beijing, China 100022. This is also our mailing address. Our telephone number is 1-866-892-5232

There is no assurance that commercially viable mineral deposits exist on our properties and further exploration will be required before a final evaluation as to the economic feasibility is determined.

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

We have no revenues, have incurred losses since inception, have no operations, have been issued a going concern opinion by our auditors, and rely upon the sale of our securities and loans from our officers, Directors and stockholders to fund operations.

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

In the event that we find mineralized material and the mineralized material can be economically extracted from our British Columbia property, we will form a wholly owned British Columbia subsidiary corporation and Mr. Mohamed will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Mohamed transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations, if any were commenced, on the property in British Columbia. However, Mr. Mohamed will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the British Columbia property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company’s British Columbia property, that is the province of British Columbia.

Our British Columbia property is unencumbered and there are no competitive conditions which affect the property. In addition, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements. Furthermore, there are no native land claims that affect title to the property.

To date we have not performed any work on our British Columbia property and we do not intend to perform any exploration work on the British Columbia property in the near future.

On September 21, 2007, the Company signed a share purchase agreement with Mongolia Energy Limited (“MEL”), a corporation organized under the laws of BVI, and all the stockholders of MEL (the “Share Purchase Agreement”). Under the terms of the Share Purchase Agreement, the Company acquires 100% of the issued and outstanding shares in the capital of MEL (the “MEL Capital”), in exchange for issuing up to a maximum of 25,000,000 shares of common stock of the Company as follows: (i) 5,000,000 shares to the stockholders of MEL on a pro rata basis in accordance with each MEL stockholders’ percentage ownership in MEL; and (ii) up to 20,000,000 shares to the vendor of Tooroibandi Limited. (Tooroibandi”), pursuant to and at the time required by the terms of the share purchase agreement between MEL and Tooroibandi completed on September 12, 2007.

On September 27, 2007, the Company closed the Share Purchase Agreement, whereby the Company indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009 and 1137X effective to February 19, 2009, which are owned by Tooroibandi Limited. License number 12207X covers 4017 hectares named Jargalant and License number 1137X covers 15621 hectares named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. Exploration work has begun on the Janchivlan Property.

The Company is currently conducting fieldwork on its two licenses on the Janchivlan Property in Mongolia and has completed the bulk of the planned 2007 fieldwork, which has achieved the following:

a.	Verified trenching and other exploration activities conducted during Soviet-era geo-engineering program. Performed satellite imagery interpretation for the planned follow-up exploration programs.
b.	Completed a 1:2000 scale topographic mapping program which generated three maps that provide an accurate coordinate system for future exploration programs, that covers approximate 4.2 km2.
c.
Completed a 1:2000 scale detailed geological mapping program that covers the same area as topographic mapping program. This program generated three sets of maps that include a coverage map, a geological map and an alteration-structure map. Sixty-two (62) rock hand specimens were collected.

d.
Completed trenching program, excavating 22 trenches to expose the bedrock, removing 17,000 m2 of overburden. All trenches were logged, mapped, surveyed with radiometric equipment, and sampled. Samples have been assayed by SGS Ulaanbaatar for multi-element analyses and are en route to the SGS lab in Toronto, Canada for other key elements.

e.	Identified uranite as the dominating uranium mineral, with radiometric readings indicating the grade of up to 0.254% eqv. U3O8.

The Company has started an initial drill program of two to three holes to test known mineralization at depth.

Plan of Operations

We are an exploration stage company, and have not yet generated or realized any revenues from our business operations.

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

We intend to acquire additional properties or exploration rights in Mongolia and other regions and to conduct research in the form of exploration on such properties. Our exploration program is explained in as much detail as possible in the overview section of this quarterly report above.

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

In addition, we may not have enough money to complete our exploration of our Janchivlan Property in Mongolia, or any newly acquired properties. If it turns out that we have not raised enough money to complete our anticipated exploration program, we will try to raise additional funds from a private placement or loans. At the present time, we are in the process of attempting to raise additional money through a private placement and there is no assurance that we will raise additional money in the future. If we require additional money and are unable to raise it, we will have to suspend or cease operations.

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

We do not claim to have any minerals or reserves whatsoever at this time on any of our current properties.

If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we are required to cease operations, we will investigate all other opportunities to maintain stockholder value.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage company, and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration plans.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing stockholders.

Employees

At present, we have no full-time employees. Mr. Dennis Tan, our President and CEO, will devote about 90% of his time or 36 hours per week to our operations and Mr. Anthony Tam, our current Secretary and Treasurer, will devote about 90% of his time or 36 hours per week to our operations. Effective August 1, 2007, we entered into a management agreement with Mr. Dennis Tan to provide the general services of acting as our President and CEO as well as other specific services for a period of three years in exchange for a base fee of $10,000 per month among other terms and provisions as more fully detailed in the management agreement, which is incorporated herein by reference to exhibit 10.1 filed on the Form 10-QSB on EDGAR on August 20, 2007. We do not have any employment agreement with Mr. Anthony Tam. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and Directors. Mr. Dennis Tan will handle our administrative duties. Because our officers and Directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our properties. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

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

On September 11, 2007, the Company issued 1,360,000 units (each a “Unit”) to 2 individuals due to the closing of the Company’s private placement at $0.50 per Unit for total gross proceeds of $680,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $0.75 per warrant share until September 11, 2009. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On September 11, 2007, the Company issued 6,297,501 units (each a “Unit”) to 56 individuals/entities due to the closing of the Company’s private placement at $0.75 per Unit for total gross proceeds of $4,723,125.75. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.50 per warrant share until September 11, 2009. The Company believes that one of the issuances is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Act. The Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $0.75 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $72,000 to an entity in Singapore; (ii) a cash finder’s fee in the amount of $26,250 to an individual in Hong Kong, (iii) a finder’s fee of 66,666 shares of common stock to Michael Tan of Singapore, (iv) a finder’s fee of 45,000 share of common stock to Rita Chou of Singapore, and (v) a finder’s fee of 320,000 shares of common stock to Josephine Tang. The Company believes that the finder’s fee share issuances will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

At the present time, we are in the process of conducting a private placement to raise additional cash. As of November 1, 2007, the Company has received payment for subscriptions to purchase 578,500 units (each a “Unit”) of the Company at a price of $1.00 per Unit for total proceeds of $578,500. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $2.00 per share with an expiration date of two years from the date of issuance of the Warrants.

We have acquired a British Columbia Property containing six claims as well as two exploration licenses covering 196.38 km2 on the Janchivlan Property located in Mongolia 70 km. southeast of Ulaanbaatar. The British Columbia Property is staked, however, we do not intend to conduct exploration of this property at this time. We have and intend to acquire additional mineral rights or exploration licenses to properties in Mongolia and other regions and implement an exploration program on any newly acquired properties. As of the date of this quarterly report we have yet to generate any revenues.

As of September 30, 2007, our total assets were $50,192,495; our total liabilities were $312,981; and, we had cash resources of $744,446.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

We have incurred recurring losses from operations. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our Directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2007, the Company issued 1,360,000 units (each a “Unit”) to 2 individuals due to the closing of the Company’s private placement at $0.50 per Unit for total gross proceeds of $680,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $0.75 per warrant share until September 11, 2009. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On September 11, 2007, the Company issued 6,297,501 units (each a “Unit”) to 56 individuals/entities due to the closing of the Company’s private placement at $0.75 per Unit for total gross proceeds of $4,723,125.75. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.50 per warrant share until September 11, 2009. The Company believes that one of the issuances is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Act. The Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $0.75 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $72,000 to an entity in Singapore; (ii) a cash finder’s fee in the amount of $26,250 to an individual in Hong Kong, (iii) a finder’s fee of 66,666 shares of common stock to Michael Tan of Singapore, (iv) a finder’s fee of 45,000 share of common stock to Rita Chou of Singapore, and (v) a finder’s fee of 320,000 shares of common stock to Josephine Tang. The Company believes that the finder’s fee share issuances will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

The funds received from the investors mentioned above will be used for property or exploration license acquisition payments, property exploration expenses, professional fees, consultant fees, consultant expenses, general and administrative expenses and working capital.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19 day of November, 2007

URANIUM 308 CORP. (Registrant)
By: /s/ Dennis Tan
Dennis Tan
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Tan	President, CEO and Director	November 19, 2007
Dennis Tan

/s/ Anthony Tam	Secretary, Treasurer and Director	November 19, 2007
Anthony Tam