Form 10KSB
period 2007-12-31
URANIUM 308 CORP.
filed 2008-04-15
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934
For the transition period from _________ to __________.

URANIUM 308 CORP
(Exact name of registrant as specified in its charter)

Nevada	000-52476	33-1173228
(State or other jurisdiction of Company)	(Commission File No.)	(I.R.S. Employer Identification No.)

2820W. Charleston Blvd., Suite 22
Las Vegas, Nevada
89102

(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: 1-866-892-5232

N/A
(Former name or former address, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.00001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:    Yes ☐  No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year: Nil

The aggregate market value of the voting and non-voting shares of common equity held by non-affiliates of the Registrant as of April 8, 2008 was 60,604,467 shares at $1.04 per share = $63,028,645.68.

The number of outstanding shares of the registrant’s Common Stock, $0.00001 par value, as of April 8, 2008 was 104,604,467 shares.

Transitional Small Business Disclosure Format:    Yes ☐     No ☒

USE OF NAMES

In this annual report, the terms “Uranium 308”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Uranium 308 Corp. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

•	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

•	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

•	the potential for delays in exploration or development activities or the completion of feasibility studies;

•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

•	risks related to commodity price fluctuations;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

•	risks related to environmental regulation and liability;

•	political and regulatory risks associated with mining development and exploration;

•	dependence on key personnel;

•	competitive factors;

•	general economic conditions in the United States and Mongolia; and

•	other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

Part I

Item 1. Description Of Business

Prior Operational History

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

The Company initially acquired 100% of the rights, title and interest in a mining claim representing 20 units in the Kamloops Mining Division in the province of British Columbia, Canada, in November 2005. This property was acquired through the Company’s then President and director, Sadru Mohamed. As mineral claims in British Columbia must be registered in the name of a British Columbia resident, the claim was registered in Mr. Mohamed’s name who agreed to hold the claim in trust on behalf of the Company. The claim was set for renewal on November 23, 2007, however the Company has chosen to forfeit the claim in keeping with the change of focus of the Company (see Change of Business below).

Recent Corporate Developments

On September 27, 2007, the Company completed a share purchase agreement entered into between the Company, Mongolia Energy Limited (“MEL”) and all of the stockholders of MEL. MEL is the sole stockholder/registered capital owner of Tooroibandi Limited (“Tooroibandi”), a company organized under the laws of Mongolia. As a result of entering into this share purchase agreement, the Company has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009 and 1137X effective to February 19, 2009, which are owned by Tooroibandi. License number 12207X covers 4,017 hectares of mineral property named Jargalant, and License number 1137X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia.

On January 15, 2008, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi whereby the Company has agreed to provide the consideration on behalf of Tooroibandi for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property) and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property), which licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien and Binder Sum of Khentii Province of Mongolia.

On January 28, 2008, the Company entered into a share purchase agreement with MEL, Tooroibandi, Mongolia Metals Limited (“MML”), a company organized under the laws of the British Virgin Islands, and Hong Kong Mongolia Metals Limited (“HKMML”), a company organized under the laws of Mongolia and a wholly-owned subsidiary of MML, whereby MEL received a 10% ownership interest in MML in exchange for 12,000,000 shares of common stock of the Company; and Tooroibandi has agreed to allow HKMML the use of certain land holdings controlled by Tooroibandi for HKMML’s exploration and development of four tin exploration licenses referenced as license numbers 13061X, 13062X, 13063X and 13064X covering 4658 hectares, which licenses are located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia, in exchange for Tooroibandi receiving a 1% ownership interest in HKMML.

On November 7, 2007, Mr. David Lorge was appointed as the Vice President of Exploration of Uranium 308 Corp. Mr. David Lorge has been a practicing geologist for 28 years and has wide experience in minerals, coal, and geothermal exploration and development. Mr. Lorge received a B.Sc. degree in Geological Engineering in 1979 from the Missouri School of Mines at the University of Missouri, Rolla.

On November 28, 2007, Mr. Chris Metcalf and Mr. Martin Shen were appointed as directors of Uranium 308 Corp. Mr. Christopher S. Metcalf is currently the President of Altitude Funds LLC, and Vice President of GF Private Equity Group LLC. In addition, Mr. Metcalf is has been a director of Sinobiomed Inc. since March 1, 2007. Mr. Metcalf holds degrees from the University of Chicago (MBA with Honors), and the University of Virginia (JD and B.Sc. in Commerce). Mr. Martin Shen has been the Controller and Chief Financial Officer of R. Wales and Son, a private Canadian manufacturer, since 2003. Mr. Shen is a Certified Public Accountant (Colorado) with special expertise in international accounting and taxation. In addition to holding a B.Sc. from the University of British Columbia, Mr. Shen has extensive tax training, including US Intermediate Tax Training (PwC, Tampa, Florida); US Tax Technical Training (PwC, Charleston, South Carolina); and Asia Region Tax Technical Training (Singapore).

On February 20, 2008, Dr. Earl Abbott was appointed as a director of Uranium 308 Corp. Also in February of 2008, Dr. Abbott was appointed as a director of USA Uranium Corp. and its director of mining operations. In May 2007, Dr. Abbott was appointed as a director of Desert Gold Ventures Inc. From March 2004 to present, Dr. Abbott has been the President, Chief Executive Officer and Director of Tornado Gold International Corporation. Dr. Abbott resigned as the Chief Financial Officer of Tornado Gold in March 2006. From 2003 to December 1, 2006, Dr. Abbott was the president of Big Bar Gold Corp., a company reporting on a Canadian exchange, and he continues to serve as a director. From 2005 to December 1, 2006, Dr. Abbott served as president of AAA Minerals, which later became AAA Energy, a company reporting on a U.S. exchange, and he continues to serve as a director. From 1999 to present, Dr. Abbott has served as the president of King Midas Resources Ltd., a private Canadian company he founded, which has acquired U.S. and Mexican gold properties. From 1982 to the present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs. Dr. Abbott is a senior geologist with 33 years of experience in mineral exploration. Dr. Abbott earned his Bachelor of Arts degree in Geology in 1965 from San Jose State College, San Jose, California. Except as otherwise stated, Dr. Abbott is not an officer or director of any other reporting company.

Change in Business

Coinciding with its merger and subsequent name change, the Company has determined to change its business direction from that of being in the business of gold exploration to being one of uranium exploration. The Company acquired uranium licenses in Mongolia in the latter half of 2007 in keeping with the refocusing of the Company.

RISK FACTORS

An investment in the Company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Annual Report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

RISKS ASSOCIATED WITH MINING

Properties under license are in the exploration stage. No assurances are given regarding the existence of any mineral resource on any of our properties under license in commercially exploitable quantities. Funds expended on exploration will be lost until such time as we are able to earn revenues from operations, if any. If we do not discover any mineral resource in commercially exploitable quantities, our business may fail.

A reserve, in the context of a mining reserve, is defined by the Securities and Exchange Commission in its Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any “reserve” and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties under license, there can be no assurance that we will be able to develop these properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a processing facility, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Discovery of a mineral resource in a commercially exploitable quantity is subject to these laws and regulations and could restrict or prohibit the exploitation of that mineral resource. Failure to exploit any mineral resource that we might discover may cause our business to fail.

Mineral exploration and extraction procedures require permits from various foreign governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. We cannot assure that we will be able to obtain or maintain any of the permits required for continued exploration of the properties under license or for the construction and operation of a mine on these properties at economically viable costs. Failure to obtain and maintain permits or failure to construct and operate a mine may cause our business to fail.

We reasonably believe that we are in compliance with all material laws and regulations currently applicable to our activities, however we cannot assure that we can continue to remain in compliance. Applicable laws and regulations may be amended preventing us from complying with them, as amended. If we are unable to comply with any amending laws and regulations our business may fail.

Establishing the existence of a mineral resource on any of the properties under license in commercially exploitable quantities und subsequently developing the property into a producing mine will require additional capital. Failure to raise this additional capital will prevent us from exploiting the resource and our business may fail.

Discovery of mineral resources in commercially exploitable quantities on any of the properties under license will require us to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although substantial benefits may be derived from the discovery of a major deposit, we cannot assure that such a resource will be significant to justify commercial operations, nor can we assure that we will be able to raise the funds required for timely development. Failure to raise the necessary capital or complete the necessary facilities and infrastructure may cause our business to fail.

Mineral exploration and development is subject to extraordinary operating risks. We currently do not insure against these risks. As a result of an uninsured event our liability may exceed our resources, which would adversely impact on the Company.

Experience, knowledge and careful evaluation may not be able to overcome the many risks associated with exploration, development and production. Our operations are always subject to inherent hazards and risks in the exploration for mineral resources. Discovery of a mineral resource in commercially exploitable quantities, could subject our operations to all of the inherent hazards and risks associated with the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot or may not elect to insure. Such events may result in work stoppages and damage to property, including damage to the environment. Currently, we do not maintain adequate insurance coverage against operating hazards. Payment for any liability that arises from such occurrences may have a material adverse effect on the Company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

Revenues, if any, are expected to be derived from either the sale of our licensed mineral resource properties or from the extraction and sale of these mineral resources. Commodity prices have fluctuated widely in recent years and are affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of mineral resources and therefore the economic viability of any of our exploration properties and projects cannot be accurately predicted.

The mining industry is highly competitive and we cannot assure of successful future mineral claim acquisitions. Failure to acquire further properties for mineral resource exploration may require us to reduce or cease operations.

The mineral exploration, development, and production industry is largely desegregated. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we may not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Markets exist worldwide for the sale of mineral products and we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. Competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, we cannot assure that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

RISKS RELATED TO OUR COMPANY

We may never earn revenues from our operations; our business may fail as a result and investors may lose all of their investment in the Company.

The Company does not have a history of operational revenue. We have never had significant operations and apart from our real property holding we have no significant assets. The Company has not generated positive earnings and we cannot assure that we will ever operate profitably. The company is in the exploration stage and has a limited operating history. The success of the Company is dependent on the discovery and exploitation of mineral reserves on our licensed properties, the events of which are uncertain. However, if the Company is successful in discovering mineral reserves, the Company will be further dependant on selling the rights to exploit those mineral reserves. In the event our business plan is unsuccessful and we are unable to operate profitably, our stock may be devalued and investors may lose all of their investment in the Company.

During our exploration stage, we expect to incur increased operating expenses without the realisation of any revenue. We therefore expect to incur significant losses in the foreseeable future. If we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not turn a profit or continue operations. A likelihood of success may be assumed based on historical achievements of which we have none. Therefore, we cannot assure that we will generate any revenues or achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose their investment in the Company.

Substantial doubt about our ability to continue as a going concern is raised due to our history of losses and current deficit.

Since incorporation, the Company has not generated any revenue and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (November 18, 2005) to December 31, 2007 was $2,766,765. We had cash reserves of $154,019 as of December 31, 2007. Successful exploration of our licensed properties and development of our business cannot be assured. Circumstances raise significant doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated December 31, 2007. If we are unable to continue as a going concern, investors will likely lose their investment in the Company.

We depend on our key personnel, the loss of whom would adversely affect our operations. If we fail to attract and retain the talent required for our business, our business will be materially harmed.

We are a small company with approximately 18 full-time employees as of December 31, 2007, and we depend to a great extent on principal members of our management and exploration staff. If we lose the services of any key personnel, in particular, Mr. Dennis Tan, President and CEO, Lin Dong Hong, Director, David Lorge, Vice-President of Exploration, and Anthony Tam, Secretary, Treasurer and Director, it could significantly impede the achievement of our exploration objectives. We do not currently have any key man life insurance policies. We have not entered into employment agreements with our senior staff. In addition, recruiting and retaining qualified exploration personnel will be critical to our success. We may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we may be unable to achieve our exploration objectives in a timely manner.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Trades on the OTC Bulletin Board may be volatile and sporadic; the market price of our common stock could be depressed and therefore difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading of stock on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may not correlate with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling some or all of their shares.

Our stock is a penny stock. Trading of our shares may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our shares.

The Securities and Exchange Commission has defined “penny stock” under Rule 3a51-1 and as such our stock is penny stock. Our securities are covered by the penny stock rules, Rule 15g-9, which imposes additional sales practice requirements, including disclosure requirements, on broker-dealers who sell to persons other than established customers and “accredited investors”. The disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for stock that is subject to the penny stock rules. The penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition, the Financial Industry Regulatory Authority has adopted rules that require a broker/dealer, when recommending an investment to a customer, to have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Interpretations of these rules suggest that there is a high probability that speculative low-priced securities will not be suitable for some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

RISKS RELATED TO DOING BUSINESS IN MONGOLIA

Adverse changes in political, economic and other policies of the Mongolian government could have a material adverse effect on the overall economic growth of Mongolia, which could materially and adversely affect our interest in the licensed properties.

All of our business operations are currently focused in Mongolia. Accordingly, our business, financial condition, results of exploration and future operations, if any, and prospects are affected significantly by economic, political and legal developments in Mongolia. The Mongolian economy has been transitioning from a plan-based economy to a more market-oriented economy and while the Mongolian economy has experienced significant growth in the past 10 years, growth has been affected by various factors including natural disasters and worldwide commodity price fluctuations. The Mongolian government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Mongolian economy, but may also have a negative effect on us. For example, our financial condition and results of exploration and operations, if any, may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

Moreover, worldwide political relationships between countries are subject to sudden fluctuation and periodic tension. Changes in political conditions in Mongolia and changes in the state of foreign relations are difficult to predict and could adversely affect our exploration efforts. Any adverse change in the economic conditions or government policy in Mongolia could have a material adverse effect on the overall economic growth in Mongolia, which in turn could consequently have a material adverse effect on our business.

Future changes in laws, regulations or enforcement policies in Mongolia could adversely affect our business.

Laws, regulations and enforcement policies in Mongolia, including those regulating our exploration business, are evolving and subject to future change. Future changes in laws, regulations or administrative interpretations, or stricter enforcement policies by the Mongolian government, could impose more stringent requirements on us, including fines or other penalties. Changes in applicable laws and regulations may also increase our operating costs. Compliance with such requirements could impose substantial additional costs or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, any litigation or governmental investigation or enforcement proceedings in Mongolia may be protracted and may result in substantial cost and diversion of resources and management attention, negative publicity, damage to our reputation and decline in the price of our common shares.

Transfer Agent

We have engaged Pacific Stock Transfer Company of Suite 240, 500 E. Warm Springs Road, Las Vegas, Nevada 89119 as our stock transfer agent.

Available Information

The Company’s website is www.uranium308corp.com, where information about the Company may be reviewed and obtained. In addition, the Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2. Description Of Property

The Company’s current principal office is located at 2820 W. Charleston Blvd., Suite 22, Las Vegas, NV 89102. The Company has another executive office located at A-707 Jian Wai Soho, 39 East 3rd Ring Road, Chao Yang District, Beijing, China 100022.

At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

Mineral Properties

Mongolia

On September 27, 2007, the Company indirectly acquired two uranium exploration licenses identified by license numbers 12207X, effective to November 14, 2009 and 1137X effective to February 19, 2009, which are owned by Tooroibandi. License number 12207X covers 4,017 hectares of mineral property named Jargalant, and License number 1137X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia.

On January 15, 2008, the Company indirectly acquired two more uranium exploration licenses identified by license numbers 10256X covering 1540 hectares of mineral property named Tsagaan Chuluut and license number 13060X covering 3116 hectares of mineral property named Khar Balgast, which are both located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien and Binder Sum of Khentii Province of Mongolia.

Janchivlan Property

Project Highlights

•	Located 70 km southeast of the capital, Ulaanbaatar; easily accessible

•	4 confirmed ore-grade mineralization zones with total thickness of 21.1metres and 27 anomalous mineralized zones with total thickness of 161.45 meters

•	Area of influence at present is only 0.65 sq. km in a 4.2 sq. km zone of known mineralization, a fraction of the entire 196.38 sq. km Janchivlan Property

•	Ore-grade cutoff is 300ppm or 0.03% U3O8 concentration

•	Expected 25,000 meter diamond core drill program for 2008

N
Target 5
Target 3
North Block
Target 4
Target 1
Target 2
South Block
Target 6
Legend
Target areas
licence_outline
3,200 Meters
690000
692000
694000
696000
698000
700000
702000
704000
706000
5296000
5294000
5292000
5290000
5288000
5286000
5284000
5282000
5280000
5278000

Project Overview

The Company controls two exploration licenses on the 196.38 sq. km Janchivlan property through its wholly-owned BVI subsidiary, Mongolia Energy Limited (“MEL”) and MEL's wholly-owned Mongolian Subsidiary, Tooroibandi Limited, which enhances the Company's operational effectiveness in Mongolia.

Uranium 308 Corp.'s exploration program, which started in mid-August 2007, confirmed the accuracy and reliability of the results obtained from USSR-era exploration in 1982-1985. The Soviet-led exploration identified four uranium mineralization zones (Urt, Elstiyn, Arshan and Tamga) with average uranium grades ranging from 0.002% to 0.28%. Uranium 308 Corp. fieldwork conducted in summer and fall 2007 focused on establishing the parameters for a future calculation of the property's near surface uranium resource. Uranium 308 Corp. geologists focused primarily on Urt and Elstiyn.

At Urt, the Company's exploration has to date extended known mineralization in four parallel mineral belts trending east-west over a 400m wide area; three extend 600m and the fourth 800m; all remain open. There are also indications of an inferred fifth belt south of the four confirmed belts at Urt. At Elstiyn, there are three mineralized belts trending north-south, south-east and east-west that remain open at 550m.

Uranium 308 Corp. has confirmed that Janchivlan's alteration and mineralization zones are primarily controlled by east-west trending faults and that mineralization is especially enriched at the intersections of the E-W and N-S trending faults. This E-W shear zone, a major ore control structure, has been mapped for 7 km. Current data indicates that uranium ore confined to the target areas represents a potential zone of permissive rock with alteration and structure covering nearly 100 sq. km. Uranium 308 Corp.'s initial exploration focused on two promising sub-areas (approximate 4 square km in total) in Target 2 and Target 3 zones as shown in the map above.

There is also alluvial placer tin and tungsten mineralization shed from the intrusives that has accumulated in drainages widely distributed throughout the valleys on the property.  There is also tin and tungsten mineralization in veins in the granitic intrusion. In total, there is potential for large-scale tin and tungsten mineralization, which the Company also intends to investigate.

2007 Exploration Program

The Company conducted a multi-phase exploration program at Janchivlan from mid-August 2007 to mid-January 2008, when winter conditions prevented further work. Exploration focused on two areas totaling 4.2 sq. km from the Urt (South) and Elstiyn (North) block. The exploration program included:

•	1:2000 terrain mapping that provided accurate coordinates reference for further exploration and engineering.
•
1:2000 geological mapping enabled the development of a set of geology, alteration, coverage, and structure maps to guide further engineering work. The team marked on the ground the range, contact correlation, alteration, structure, mineralization zones, and structure-alteration-mineralization correlation of various lithologies and granitic intrusive bodies in different geological periods.

•
Surface trenching comprising 22 trenches and 17,000 cubic meters of soil, with radioactive recording, geological recording, and channel sampling. Samples were sent to SGS Mongolian lab for preparation and multi-metal analysis.

•
Sample analysis at SGS Canadian lab for uranium, thorium, tungsten, and tin tests. The total number of samples was 612. The industrial standard uranium was found in more than 35% of the total samples with the maximum value 0.35% of U308.

•
Confirmation of 4 close-to-surface, parallel east-westward trending alteration zones in the south block. They range from 400-600 m in length and from a few meters to more than 10 m in width. Uranium zones are open at both east and west side.

•
Confirmation of 2 close-to-surface east-westward mineralization zones in the north block. They range between 400-800 m in length and several meters in width; 1 south-northward mineralization zone with 150 m in length was also confirmed.

•
Drilling seven holes (six successful and one abandoned) in diamond core drilling program to a total of 1,421m to identify depth of mineralization identified by trenching. Cut core samples sent to SGS Group lab in Canada for analysis.

•	Conducting down-hole radiometric survey on six holes.

Location, Infrastructure and Climate

The Company’s Janchivlan project is located in the Janchivlan mineral district. The project area is 70 km southeast of Ulaanbaatar, the capital of Mongolia, and 300 km southeast of Erdenet, Mongolia's second largest city and a major mining centre established to develop Asia's largest copper deposit.

Existing roads provide easy access to most of the property; much of it can easily be driven over by four wheel drive vehicles. The property crossed is also only 16 km from a major railway station, Bagahangay, that has rail connections to China and Russia. A high voltage power line linking Ulaanbaatar and Baganuur runs along the northern edge of the property.

Mongolia has an extreme continental climate with long, cold winters and short summers, during which most precipitation falls. The exploration season extends from late April through early October.

Geology

The Janchivlan property is located in the Khentay-Daur Metallogenitic Uranium Province, a 1200 km long and 300 to 350 km wide geological region that extends into both Mongolia and Russia. The province contains several well known large to super large uranium deposits. They include the Gorney (C1+C2 5,300t; resources: 13,000t); and Bereskoe and Yugar uranium deposits, as well as several medium to small scale uranium deposits such as the Akuhtin, Balon-Ulanka and Eastern uranium deposits.

It is part of a 500-600km2 granitic plutonic intrusion that was emplaced in the late Triassic to early Jurassic time period. The primary host rock is coarse grain biotitic granite that has been pervasively reformed by argillic, chloritic, and phyllic alteration and silicification. These rocks are permissive to uranium mineralization, which has been discovered in close to surface secondary ores including uranite and torbernite. The primary ore, fluorite-sulphide-uraninite plus coffinite, is widely intercepted at depth.

Alteration and mineralization zones are primarily controlled by east-west trending faults, with mineralization highest at intersections of east-west and north-south trending faults. There have been four discoveries of uranium occurrences in fracture zones associated with Jurassic granite at the Urt, Tamga, Elstiyn and Arshan areas.

The Urt area is located in the south Janchivlan on the central part of the late Triassic to early Jurassic Janchivlan granite intrusion. Uranium mineralization is associated with a tectonic fractures cutting greisenized and albitized porphyry type biotite granite. The south part of Tamga uranium occurrence is located in the Janchivlan property and is associated with an alteration zone subjected to a strong influence of limonite, kaolin, potassium feldspar, and fluorite.

History

Geophysical surveys conducted by Soviet exploration teams in 1982 led to the discovery of multiple uranium anomalies, according to records in Mongolia's Ministry of Ministry of Power, Mining Industry, and Geology. Mongolia was then a Soviet republic. Follow up work took place in 1982 and 1983. Initial exploration focused principally on the Urt and Tamga zones and included trenching, geological mapping, gamma-spectrometric mapping, geochemical sampling, electric survey, channel digging, blasthole drilling, and groove sampling.

At Urt, the Soviet program identified a 30m by 300m uranium anomaly on the property. Sampling results indicated an average grade of 0.1% uranium, with values ranging from 0.002% to 0.28%. This zone also has Pb, Mo, Zn, As and Ag mineralization.

At Tamga, Soviet explorers found a 260 m long radioactive anomaly in the fractured sections that coincide with Mo, Pb, and Zn anomalies. Drilling delineated a mineralized zone 40m wide and 100m in length with an average grade of 0.15% uranium, with localized areas grading up to 0.236%.

Uranium 308 Corp. commenced fieldwork in mid-August 2007 shortly after securing the first exploration license for the south part of the Janchivlan Project.

Tsagaan Chuluut & Khar Balgast Properties

Like Janchivlan, Tsagaan Chuluut and Khar Balgast Properties acquired in early 2008 are located in the Khentay-Daur Metallogenitic Uranium Province as described above under Geology for the Janchivlan Property.

The Company is preparing a detailed work plan for the Tsagaan Chuluut & Khar Balgast properties for 2008.

Item 3. Legal Proceedings

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or to which any of our licensed property is subject and we are not aware of any probable or contemplated claims against us nor have we been threatened with any such claims.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market For Common Equity And Related Stockholder Matters

General

We are authorized to issue 3,750,000,000 shares of common stock, at a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share. As of April 8, 2008, there are 104,604,467 shares of common stock issued and outstanding and no preferred shares have been issued or are outstanding. The number of record holders of common stock as of April 8, 2008 is approximately 110.

Price Ranges of the Company’s Common Stock

Market Information

The Company’s Common Stock commenced trading on NASDAQ’s Over-the-Counter Bulletin Board under the symbol “URCO” on July 2, 2007. It previously traded under the symbol “MNGU” between March 15, 2007 and July 1, 2007 and “MTGU between December 20, 2006 and March 14, 2007.

The following historical quotations obtained online at www.marketwatch.com reflects the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended (2007)	High ($)	Low ($)
December 31	3.01	1.06
September 30	2.49	1.56
June 30	N/A	N/A
March 31	N/A	N/A

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Recent Sales of Unregistered Securities

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

In relation to the Company’s private placement offering at $0.75 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $72,000 to an entity in Singapore; (ii) a cash finder’s fee in the amount of $26,250 to an individual in Hong Kong, (iii) a finder’s fee of 66,666 shares of common stock to an individual of Singapore, (iv) a finder’s fee of 45,000 share of common stock to an individual of Singapore, and (v) a finder’s fee of 320,000 shares of common stock to an individual of Malaysia. The Company believes that the finder’s fee share issuances will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On November 29, 2007, the Company issued 588,500 units (each a “Unit”) to 17 individuals/entities due to the closing of the Company’s private placement at $1.00 per Unit for total gross proceeds of $588,500. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until November 29, 2009. The Company believes that some of the issuances are exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the “Act”). In addition, the Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $1.00 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $31,500 to an individual in Singapore; (ii) a finder’s fee of 10,000 shares of common stock to an individual of Singapore, and (iii) a finder’s fee of 4,300 Shares of common stock to an individual of Singapore. The Company believes that the finder’s fee share issuances will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

Equity Compensation Plan Information

On November 28, 2007, the Company granted in aggregate, 7,300,000 stock options to its directors, officer and consultants, which stock options are exercisable pursuant to the terms of the stock option agreement at a price of $1.60 per option share for a period of five years. A copy of a sample stock option agreement and the stock option and incentive plan was filed as exhibit 99.9 and 99.10, respectively, to the Company’s 8-K filing of December 4, 2007.

Item 6. Management’s Discussion And Analysis Or Plan Of Operation

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this Annual Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” elsewhere in this Annual Report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations and Cash Requirements

Overview

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to focus our exploration activities on mineral properties primarily in Mongolia and possibly other regions. There is no assurance that commercially viable mineral deposits exist on our properties and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities from mineral exploration, except that we intend to focus on searching for mineral bodies containing uranium. In addition, we intend to explore mineral properties in Mongolia and possibly other regions, which may result in the acquisition of other entities that own certain mineral rights or licenses.

In November 2005, Sadru Mohamed, our former president and a former member of the Board of Directors acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through James W. McLeod, a non-affiliated third party. Mr. McLeod staked the claim as an agent of Omega Exploration Services, Inc. As of November 23, 2007, we have forfeited our claim to this property.

On September 21, 2007, the Company signed a share purchase agreement with Mongolia Energy Limited (“MEL”), a corporation organized under the laws of BVI, and all the stockholders of MEL (the “Share Purchase Agreement”). Under the terms of the Share Purchase Agreement, the Company acquired 100% of the issued and outstanding shares in the capital of MEL (the “MEL Capital”), in exchange for issuing up to a maximum of 25,000,000 shares of common stock of the Company as follows:

(a)	5,000,000 shares to the stockholders of MEL on a pro rata basis in accordance with each MEL stockholders’ percentage ownership in MEL; and

(b)
up to 20,000,000 shares to the vendor of Tooroibandi Limited. (Tooroibandi”), pursuant to and at the time required by the terms of the share purchase agreement between MEL and Tooroibandi completed on September 12, 2007.

On September 27, 2007, the Company closed the Share Purchase Agreement, whereby the Company indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009 and 1137X effective to February 19, 2009, which are owned by Tooroibandi. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. Exploration work has begun on the Janchivlan Property.

On January 15, 2008, the “Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi whereby the Company has agreed to provide the consideration on behalf of Tooroibandi for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property) and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property), which licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien and Binder Sum of Khentii Province of Mongolia. Exploration work has not begun on these two properties.

We have no revenues, have incurred losses since inception, have no operations, have been issued a going concern opinion by our auditors, and rely upon the sale of our securities and loans from our officers, Directors and stockholders to fund operations.

Plan of Operations

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property and any other acquired properties. Thus, cash must be raised from other sources. Our only other source for cash at this time is investments by others in Uranium 308 Corp. We must raise cash to implement our projects and stay in business.

We intend to acquire additional properties or exploration rights in Mongolia and other regions and to conduct research in the form of exploration on such properties. Our exploration program is explained in as much detail as possible in the section titled “Description of Property” above.

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

Purchase of Significant Equipment

Other than an excavator that was purchased in April of 2008 for $68,000, we do not intend on buying or selling any plant or significant equipment during the next twelve months.

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

To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We anticipate seeking equity financing to provide for the capital required to implement our research and exploration plans.

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

In relation to the Company’s private placement offering at $0.75 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $72,000 to an entity in Singapore; (ii) a cash finder’s fee in the amount of $26,250 to an individual in Hong Kong, (iii) a finder’s fee of 66,666 shares of common stock to an individual of Singapore, (iv) a finder’s fee of 45,000 share of common stock to an individual of Singapore, and (v) a finder’s fee of 320,000 shares of common stock to an individual of Malaysia. The Company believes that the finder’s fee share issuances will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On November 29, 2007, the Company issued 588,500 units (each a “Unit”) to 17 individuals/entities due to the closing of the Company’s private placement at $1.00 per Unit for total gross proceeds of $588,500. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until November 29, 2009. The Company believes that some of the issuances are exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $1.00 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $31,500 to an individual in Singapore; (ii) a finder’s fee of 10,000 shares of common stock to an individual of Singapore, and (iii) a finder’s fee of 4,300 Shares of common stock to an individual of Singapore. The Company believes that the finder’s fee share issuances will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.  As of the date of this annual report we have yet to generate any revenues.

As of December 31, 2007, our total assets were $4,904,781; our total liabilities were $503,967; and, we had cash resources of $154,019.

Personnel Plan

At present we have 18 full-time employees and we do not anticipate hiring any additional employees in the next 12 months.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

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

Item 7. Financial Statements

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Report of Registered Independent Auditors - 2007	F-2

Report of Independent Registered Public Accounting Firm - 2006	F-3

Financial Statements-

Balance Sheets as of December 31, 2007, and 2006	F-4

Statements of Operations and Comprehensive Income for the Years Ended
December 31, 2007, 2006 and Cumulative from Inception	F-5

Statements of Stockholders’ Equity for the Years Ended
December 31, 2007, 2006, and Cumulative from Inception	F-6

Statements of Cash Flows for the Years Ended
December 31, 2007, 2006, and Cumulative from Inception	F-7

Notes to Financial Statements December 31, 2007, and 2006	F-8

REPORT OF REGISTERED INDEPENDENT AUDITORS - 2007

To the Board of Directors and Stockholders of
Uranium 308 Corp.:

We have audited the accompanying consolidated balance sheet of Uranium 308 Corp. (a Nevada corporation and formerly Montagu Resources Corp.) and subsidiaries as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2007, and cumulative from inception (November 18, 2005) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium 308 Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, and cumulative from inception (November 18, 2005) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 11, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS - 2006

To the Board of Directors and Stockholders of
Uranium 308 Corp.:

We have audited the accompanying balance sheet of Uranium 308 Corp. (a Nevada corporation and formerly Montagu Resources Corp.) as of December 31, 2006, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2006, and cumulative from inception (November 18, 2005) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium 308 Corp. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, and cumulative from inception (November 18, 2005) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of uncertainty.

Respectfully submitted,

/s/ MANNING ELLIOT LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
April 4, 2007.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2007, AND 2006

ASSETS

	2007	2006
Current Assets:
Cash and cash equivalents	$154,019	$97,452
Prepaid expenses and deposit	120,358	90

Total current assets	274,377	97,542

Property and Equipment:
Computer and office equipment	29,898	-
Field equipment	11,574	-
Vehicles	41,780	-

	83,252	-
Less - Accumulated depreciation	(2,848)	-

Net property and equipment	80,404	-

Other Assets:
Mineral property licenses	49,150,000	-

Total other assets	49,150,000	-

Total Assets	$49,504,781	$97,542

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$397,232	$3,250
Accrued liabilities	20,000	-
Due to related parties	86,735	36,705

Total current liabilities	503,967	39,955

Total liabilities	503,967	39,955

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001
par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000
shares authorized; 87,604,467 shares and 225,412,500 shares
issued and outstanding in 2007 and 2006, respectively	876	2,254
Additional paid-in capital	51,748,935	98,896
Donated Capital	14,625	10,125
Other accumulated comprehensive income	2,643	-
(Deficit) accumulated during the exploration stage	(2,766,265)	(53,688)

Total stockholders' equity	49,000,814	57,587

Total Liabilities and Stockholders' Equity	$49,504,781	$97,542

The accompanying notes to financial statements are
an integral part of these balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH DECEMBER 31, 2007

			Cumulative
	Years Ended December 31,		From
	2007	2006	Inception

Revenues	$-	$-	$-

Expenses:
Stock-based compensation	1,175,684	-	1,175,684
Geological exploration	730,066	-	730,066
General and administrative	619,852	3,679	623,773
Professional fees	189,523	16,100	225,623
Donated service	3,000	6,000	9,750
Donated rent	1,500	3,000	4,875
Impairment of mineral property costs	-	142	3,542
Depreciation	2,848	-	2,848

Total general and administrative expenses	2,722,473	28,921	2,776,161

(Loss) from Operations	(2,722,473)	(28,921)	(2,776,161)

Other Income	9,896	-	9,896

Provision for income taxes	-	-	-

Net (Loss)	$(2,712,577)	$(28,921)	$(2,766,265)

Comprehensive (Loss):
Foreign currency translation	2,643	-	2,643

Total Comprehensive (Loss)	$(2,709,934)	$(28,921)	$(2,763,622)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	161,116,534	196,744,418

The accompanying notes to financial statements are
an integral part of these statements

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIODS FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH DECEMBER 31, 2007

						(Deficit)
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Donated	Comprehensive	Development
Description	Shares	Amount	Capital	Capital	Income	Stage	Total

Balance - November 18, 2005	-	$-	$-	$-	$-	$-	$-
Donated services and expenses	-	-	-	1,125	-		1,125
Common stock issued for cash	187,500,000	1,875	(1,825)	-	-	-	50
Net (loss) for the period		-	-	-	-	(24,767)	(24,767)

Balance - December 31, 2005	187,500,000	1,875	(1,825)	1,125	-	(24,767)	(23,592)

Common stock issued for cash at $0.10 per share	37,912,500	379	100,721	-	-	-	101,100
Donated services and expenses	-	-	-	9,000	-	-	9,000
Net (loss) for the period		-	-	-	-	(28,921)	(28,921)

Balance - December 31, 2006	225,412,500	2,254	98,896	10,125	-	(53,688)	57,587

Donated services and expenses	-	-	-	4,500	-	-	4,500
Common stock cancelled at par	(166,500,000)	(1,665)	1,665	-	-	-	-
Common stock issued for mineral exploration licenses	20,000,000	200	44,599,800	-	-	-	44,600,000
Common stock issued for cash at $0.50 per share	1,360,000	14	679,986	-	-	-	680,000
Common stock issued for cash at $0.75 per share	6,297,501	63	4,723,063	-	-	-	4,723,126
Common stock issued for cash at $1.00 per share	588,500	6	588,494	-	-	-	588,500
Stock-based compensation	-	-	1,175,684	-	-	-	1,175,684
Share issued for finder's fee	445,966	4	(4)	-	-	-	-
Finder's fee paid in cash	-	-	(129,750)	-	-	-	(129,750)
Contribution of additional paid-in capital	-	-	11,101	-	-	-	11,101
Foreign currency translation	-	-	-	-	2,643	-	2,643
Net (loss) for the period	-	-	-	-	-	(2,712,577)	(2,712,577)

Balance - December 31, 2007	87,604,467	$876	$51,748,935	$14,625	$2,643	$(2,766,265)	$49,000,814

The accompanying notes to financial statements are
an integral part of these statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2007	2006	Inception

Operating Activities:
Net (loss)	$(2,712,577)	$(28,921)	$(2,766,265)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	2,848	-	2,848
Donated services and rent	4,500	9,000	14,625
Impairment of mineral properties	(3,542)	142	(3,400)
Changes in net liabilities-
Prepaid expenses and deposit	(120,268)	(90)	(120,358)
Accounts payable and accrued liabilities	413,982	(1,750)	417,232

Net Cash (Used in) Operating Activities	(2,415,057)	(21,619)	(2,455,318)

Investing Activities:
Purchases of property and equipment	(79,710)	-	(79,710)
Acquisition of mineral licenses	(4,550,000)	(142)	(4,550,142)

Net Cash (Used in) Investing Activities	(4,629,710)	(142)	(4,629,852)

Financing Activities:
Issuance of common stock for cash	7,178,411	101,100	7,279,561
Issuance of common stock for finder's fee	(129,750)	-	(129,750)
Due to related parties	50,030	17,155	86,735

Net Cash Provided by Financing Activities	7,098,691	118,255	7,236,546

Effect of Other Comprehensive Income (Loss)
on Cash and Cash Equivalents	2,643	-	2,643

Net Increase in Cash and Cash Equivalents	56,567	96,494	154,019

Cash and Cash Equivalents - Beginning of Period	97,452	958	-

Cash and Cash Equivalents - End of Period	$154,019	$97,452	$154,019

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

On September 27, 2007, the Company issued 20,000,000 shares of common stock pursuant to the Share Purchase Agreement entered into for the acquisition of two mineral exploration licenses (See Note 4). The 20,000,000 shares of common stock were valued at $44,600,000.

The accompanying notes to financial statements are
an integral part of these statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

1. Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Uranium 308 Corp. (the “Company”) was incorporated in the State of Nevada on November 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.” On July 2, 2007, the Company completed a merger with its wholly-owned subsidiary, Uranium 308 Corp., which was incorporated in the State of Nevada on June 12, 2007, solely to effect a name change. As a result, the Company changed its name from Montagu Resources Corp. to Uranium 308 Corp. The Company initially acquired a mineral property located in the province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the investment in the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, to complete the development of the property, and upon future profitable production or proceeds from the sale thereof. On September 27, 2007, the Company completed a Share Purchase Agreement entered into between the Company, Mongolia Energy Limited (“MEL”), and all of the stockholders of MEL. MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia. As a result of the Share Purchase Agreement, the Company has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009, and 1137X effective to February 19, 2009, which are owned by Tooroibandi Limited. License number 12207X covers 4,017 hectares of mineral property named Jargalant, and license number 1137X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. The Company's common shares are listed for trading on the OTC Bulletin Board under the symbol “URCO.”
 Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company's fiscal year-end is December 31.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

 Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, and all highly liquid instruments with maturity of three months or less at the time of issuance to be cash and cash equivalents.

Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of its product has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

 Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The fair values of cash, accounts payable, accrued liabilities, and amounts due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. For the years ended December 31, 2007, 2006, and cumulative from inception, the Company has not incurred a loss relating to this concentration of credit risk.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions which are fully insured by the government in which they are located.

 Mineral Properties and Exploration Expenses

The Company has been in the exploration stage since its formation on November 18, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition and licensing costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”) at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized for depletion purposes using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Property and Equipment

The components of property and equipment are stated at cost. Property and equipment costs are depreciated or amortized for financial reporting purposes over the useful lives of the related assets by the straight-line method. Useful lives utilized for calculating depreciation or amortizations are as follows:

Computer and office equipment	3 to 5 years
Field equipment	5 years
Vehicles	5 years

Upon disposition of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is recognized.

Lease Obligations

All non-cancelable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

 Long-lived Assets

In accordance with SFAS No. 144, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

For the years ended December 31, 2007, 2006, and cumulative from inception, an impairment loss was not recognized.

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

 Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.
 Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”), using the exchange rate prevailing at the balance sheet date. Operating costs are translated using the average exchange rate prevailing during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company had not entered into derivative instrument transactions to offset the impact of foreign currency fluctuations. As of December 31, 2007 and 2006 the company recognized a foreign currency translation gain of $2,643 and nil, respectively.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

 Stock-based Compensation

The Company records stock based compensation in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and Directors, including stock options. The Company has issued 7,300,000 stock options to its Directors and consultants as of December 31, 2007.

The Company has a stock-based compensation plan that is described more fully in Note 6.
2. Exploration Stage Activities and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2007, the Company had accumulated losses since inception of $2,766,265. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Related Party Transactions

During the year ended June 30, 2007, the Company recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of the Company. The donated services and rent were terminated as of July 1, 2007.

As of December 31, 2007, the Company was indebted to a company controlled by a relative of the former President of the Company for $36,735 (December 31, 2006 - $36,705), which is non-interest bearing, unsecured, and due on demand.

As of December 31, 2007, the Company received $50,000 from a related party company as an advance for an exploration fee.

As of December 31, 2007, Mr. Michael Tan, the brother of the President and CEO of the Company, received $40,000 as consulting fees in accordance with the Consulting Agreement between Michael Tan and the Company, dated July 24, 2007.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

4. Mineral Properties and Licenses

In November 2005, the Company, through its former President and Director, acquired 100% of the rights, title, and interest in a mining claim representing 20 units in the Kamloops Mining Division in the Province of British Columbia, Canada. Payment of $3,400 was required to record this mining claim and was paid by a company controlled by the President of the Company. The claim is registered in the name of the former President of the Company, who has agreed to hold the claim in trust on behalf of the Company. On November 23, 2006, the mineral claim lapsed and the former President of the Company re-staked the mineral claim in trust for the Company at a cost of $142.

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

5. Common Stock

On March 15, 2007, the Company affected a 25:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 2,500,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

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

On July 27, 2007, Mr. Dennis Tan, the President, CEO, and Director, and Mr. Ka Yu, the Secretary, Treasurer, and Director, who held in the aggregate 187,500,000 post forward stock split shares of common stock of the Company, voluntarily agreed to surrendered for cancellation in the aggregate 166,500,000 shares of common stock in order to encourage equity investment in the Company. Mr. Dennis Tan voluntarily agreed to surrender for cancellation 96,500,000 of the 112,500,000 post forward stock split shares registered in his name, and Mr. Ka Yu voluntarily agreed to surrender for cancellation 70,000,000 of the 75,000,000 post forward stock split shares registered in his name. The cancellation of the 166,500,000 shares reduced the issued and outstanding shares at the time from 225,412,500 shares to 58,912,500 shares.

On September 7, 2007, the Company received common stock subscriptions for 1,360,000 units at $0.50 per unit for proceeds of $680,000. Each unit is comprised of one share of common stock and a one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at $0.75 per share with an expiration date two years from the date of issuance.

From July 1, 2007, to September 11, 2007, the Company received common stock subscriptions for 6,297,501 units at $0.75 per unit for proceeds of $4,723,125.75. Each unit is comprised of one share of common stock and a one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at $1.50 per share with an expiration date two years from the date of issuance.

On September 27, 2007, the Company completed the Share Purchase Agreement, entered into between the Company, MEL, and all the stockholders of MEL whereby the Company acquired 100% of the issued and outstanding shares in the capital of MEL, through the payment of $4,550,000 in cash, the issuance of 5,000,000 shares of common stock of the Company in aggregate to the shareholders of MEL on a pro rata basis in accordance with each MEL stockholders’ percentage of ownership in MEL, and the issuance of 15,000,000 shares of common stock of the Company to Mr. Lin Dong Hong (the vendor of Tooroibandi Limited). Under the terms of the Share Purchase Agreement, additional shares of common stock (up to 5,000,000 shares) are required to be issued to Mr. Lin Dong Hong based on the uranium reserves determined from the property in Mongolia covered by the two exploration licenses described above. The cash and stock value of the Share Purchase Agreement was $49,150,000, and was attributable to the acquisition of the mineral property licenses described above.

In relation to the Company’s private placement offering at $0.75 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $72,000 to an entity in Singapore; (ii) a cash finder’s fee in the amount of $26,250 to an individual in Hong Kong; (iii) a finder’s fee of 66,666 shares of common stock to an individual in Singapore; (iv) a finder’s fee of 45,000 share of common stock to an individual in Singapore; and (v) a finder’s fee of 320,000 shares of common stock to an individual.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

On November 29, 2007, the Company issued 588,500 units (each a “Unit”) to 17 individuals/entities due to the closing of the Company’s private placement at $1.00 per Unit for total gross proceeds of $588,500. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until November 29, 2009.

In relation to the Company’s private placement offering at $1.00 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $31,500 to an individual in Singapore; (ii) a finder’s fee of 10,000 shares of common stock to Rita Chou of Singapore; and (iii) a finder’s fee of 4,300 Shares of common stock to Hsien Loong Wong of Singapore.

As of December 31, 2007, total issued and outstanding shares of common stock increased to 87,604,467 shares.

6. Stock-based Compensation

During the year ended December 31, 2007, 7,300,000 stock options were granted under the Stock-based Compensation Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 6,500,000 were issued to Directors and 800,000 were issued to consultants and an officer. The Optionee shall have the initial vested right to purchase an aggregate of up to five percent of the Option Shares on November 28, 2007, and the Optionee’s remaining right to purchase an aggregate of up to the remaining 95% of the Option Shares under the Option shall only vest in equal monthly proportions over a period of 19 months from the Initial Vesting Date.

A summary of the Company’s stock option activities is presented below:

Options Outstanding	Directors	Consultants	Total	Option Price	Call Option Value

December 31, 2007	6,500,000	800,000	#7,300,000	$1.60	$1.53

Compensation cost related to options to vest in the future will be recognized as the related options vest.

The fair values of the options granted in the year ended December 31, 2007, were estimated at $1.53 per using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

2007

Volatility:	263.3%
Risk-free interest rate:	3.50%
Dividend yield:	--
Expected lives (months):	19

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

7. Appointment of Additional Directors and Officers

On November 7, 2007, the Company appointed Mr. David Lorge as Vice President of Exploration.

On November 28, 2007, the Company increased the Board of Directors by two and appointed Mr. Chris Metcalf and Mr. Martin Shen as Directors.

8. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $2,713,077 which begin to expire in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset as of December 31, 2007, and 2006, and the statutory rate, the effective tax rate, and the elected amount of the valuation allowance are scheduled below:

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

	2007	2006
Cumulative Net Operating (Loss)	$2,713,077	$43,560

Statutory Tax Rate	15%	15%

Effective Tax Rate	-	-

Deferred Tax Assets	406,962	6,534

Valuation Allowance	(406,962)	(6,534)

Net Deferred Tax Asset	-	-

9. Commitments and Contingencies

On September 4, 2007, the Company entered into an operating lease for office space in Beijing, China. The term of the lease is for two years. The rent for the office space is payable quarterly in the amount of $9,318. Future minimum rental amounts under the lease amount to $37,272 in 2008, and $24,848 in 2009, respectively.

10. Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations - Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, FASB No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

11. Subsequent Events

On January 15, 2008, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi Limited (the “Subsidiary”), whereby the Company has agreed to provide the consideration on behalf of the Subsidiary for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property), and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property) (collectively, the “Licenses”), which Licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien, and Binder Sum of Khentii Province of Mongolia in exchange for 10,000,000 shares of common stock of the Company and $8,000,000 in cash in accordance with the terms and conditions of the Asset Purchase Agreement. On January 22, 2008, the Company issued 5,000,000 shares of common stock to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between the Company, Success Start and the Company’s subsidiary, Tooroibandi Limited.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

On January 28, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Mongolia Energy Limited (“MEL”), a subsidiary of the Company, Tooroibandi Limited (“Tooroibandi”), a subsidiary of the Company, Mongolia Metals Limited (“MML”), a company organized under the laws of the British Virgin Islands, and Hong Kong Mongolia Metals Limited (“HKMML”), a company organized under the laws of Mongolia and a wholly owned subsidiary of MML, whereby the Company has agreed to issue 12,000,000 shares of common stock of the Company to MML in exchange for MEL receiving a 10% ownership interest in MML; and Tooroibandi has agreed to allow HKMML the use of certain land holdings controlled by Tooroibandi for HKMML’s exploration and development of four tin exploration licenses referenced as license numbers 13061X, 13062X, 13063X, and 13064X covering 4658 hectares (collectively, the “Licenses”), which Licenses are located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia, in exchange for Tooroibandi receiving a 1% ownership interest in HKMML, all in accordance with the terms and conditions of the Share Purchase Agreement.

On January 31, 2008, the Company completed the Share Purchase Agreement, entered into between the Company, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10% ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of the Company, which had already been issued to MML. In addition, HKMML is in the process of having Tooroibandi registered as a 1% owner of the registered capital in HKMML, which is expected to be finalized in the next 30 days, and Tooroibandi has already had certain land holdings registered to HKMML for use under the Licenses granted to HKMML.

On February 20, 2008, the Company increased the Board of Directors by one and appointed Mr. Earl Abbott as a Director of the Company.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On August 28, 2007, the Company dismissed Manning Elliott LLP, Chartered Accountants (“Manning Elliott”) as the principal independent accountants of the Company. The Board of Directors of the Company authorized the dismissal of Manning Elliott on August 28, 2007.

During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Manning Elliott, there were no disagreements with Manning Elliott which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of Manning Elliott would have caused Manning Elliott to make reference to the subject matter of the disagreements in connection with their reports. Manning Elliott, as the Company’s principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles. The audit opinions were modified to contain a going concern qualification during the Company’s two most recent fiscal years. The Company has requested Manning Elliott to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated August 28, 2007, is filed as an exhibit to the Company’s 8-K filing of August 28, 2007, which B-K is hereby incorporated by reference.

On August 28, 2007, the Board of Directors of the Company approved and authorized the engagement of Davis Accounting Group, P.C., of 1957 West Royal Hunte Drive, Suite 150, Cedar City, Utah 84720 as the principal independent accountant for the Company.

Item 8a. Controls And Procedures

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Uranium 308 Corp. and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Uranium 308 Corp. and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of Uranium 308 Corp. and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Uranium 308 Corp. and our consolidated subsidiaries that could have a material effect on the financial statements.

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting principles and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of December 31, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Our Board of directors, which acts as the audit committee has reviewed results of management’s assessment.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8b. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(A) Of The Exchange Act

The following table sets forth certain information regarding the members of our Board of Directors and executive officers as of March 28, 2008:

Name	Age	Positions and Offices Held
Dennis Tan(1)	36	President, Chief Executive Officer and director
Anthony Tam(2)	49	Secretary, Treasurer and a Director
Lin Dong Hong(3)	43	Director
Martin Shen(4)	37	Director
Chris Metcalf(4)	38	Director
David Lorge(5)	61	Vice President of Exploration
Earl Abbott(6)	66	Director

(1)	Mr. Tan was appointed as a director and appointed the President and CEO of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and appointed as the Secretary and Treasurer on September 27, 2007.
(3)	Mr. Hong was appointed as a director of the Company on September 27, 2007.
(4)	Mr. Shen and Mr. Metcalf were appointed as directors of the Company on November 28, 2007.
(5)	Mr. Lorge was appointed Vice President of Exploration of the Company on November 7, 2007.
(6)	Dr. Abbott was appointed as a director of the Company on February 20, 2008.

Dennis Tan (age 36) was the Manager of Technical Operations and Support for 5G Wireless Communications in Singapore from June 2001 to September 2002. He was closely involved in the early implementation of commercial wireless Internet access networks and has assisted in the design of several wireless network projects, including hotels and convention centers. He also has extensive experience in testing, debugging and maintaining fully operational network systems. From Dec. 2003 to Oct. 2005, Mr. Tan joined Nex Connectivity Solutions Inc. as the Chief Technology Officer. In Nov. 2005 until Dec. 2006, Mr. Tan ventured into the Mining Industry where he was employed by Magnus International Resources Inc. (OTCBB: MGNU) to manage its China Head Office and its various projects all over China. From January 2007 to present, Mr. Tan has been the President of Nex Connectivity Solutions Inc. Mr. Tan graduated from Simon Fraser University with a BA in Economics in 1996. Mr. Tan also holds a post-graduate qualification from the Information Technology Institute in Vancouver, British Columbia, which he received in 2001. Mr. Tan is not an officer or director of any other reporting issuer at this time.

Anthony Tam (age 49) is an engineer and chartered accountant with more than 25 years of experience in the mining industry. Mr. Tam worked as general manager for Denstone Minerals Ltd. (a Canadian company specializing in mineral investment in China) and was also President and Director of Galactic Resources (China) Ltd. and Can-Pacific Rare Earths & Metal Co. (both were wholly owned subsidiaries of Galactic Resources Ltd.). Prior to this, Mr. Tam was the financial controller of E & B Exploration and Mascot Goldmine Ltd. in Vancouver, BC. Mr. Tam has received a B.Sc. in Engineering from Queen's University in Kingston, Ontario (1971), a B.Sc. in Mining Engineering from Queen's (1973), and he is a Chartered Accountant (University of British Columbia, 1978). He has special expertise in negotiating joint ventures and conducting initial geological and engineering assessments of mineral properties.

Lin Dong Hong (age 43) is Chairman of Mongolia Resource Mining Group Limited, a private company in the resource business in Mongolia. He has more than 15 years of experience as a commodities trader and management executive in China and Mongolia, most recently as Executive Director of Artfield Group Limited, a publicly listed company in Hong Kong. Mr. Lin has extensive knowledge of, and relationships in the mineral development industry in Asia.

Martin Shen (age 37) has been the Controller and Chief Financial Officer of R. Wales and Son, a private Canadian manufacturer engaged in refurbishing mining equipment parts for local and international mines, since 2003. Mr. Shen is a Certified Public Accountant (Colorado) with special expertise in international accounting and taxation, he has held multiple positions in PriceWaterhouseCoopers’ (PCW) Vancouver, Hong Kong and Singapore offices, serving variously as Tax Manager from 1998 to 2002 and as a Senior Accountant and Senior Associate from 1995 to 1998. In addition to holding a B.Sc. from the University of British Columbia, Mr. Shen has extensive tax training, including US Intermediate Tax Training (PwC, Tampa, Florida); US Tax Technical Training (PwC, Charleston, South Carolina); and Asia Region Tax Technical Training (Singapore).

Christopher S. Metcalf (age 38) has been a director of the Company since March 1, 2007. Mr. Metcalf is currently the President of Altitude Funds LLC, and Vice President of GF Private Equity Group LLC. Prior to that position, from 2002 to 2006, Mr. Metcalf served as the Vice President of the Graystone Research Group in Morgan Stanley, performing portfolio and research analysis for hedge funds and private equity. From 2000 to 2002, Mr. Metcalf held the position of Vice President of Private Equity at KMV Capital LLC, a consulting and private equity firm. Mr. Metcalf has also held the positions of Vince President and Senior Financial Analyst at Charles Schwab Family Private Equity Fund (1999-2000), Investment Banking Representative at Prudential Securities, and Tax Analyst at Wachovia Bank. Apart from his professional experience, Mr. Metcalf holds degrees from the University of Chicago (MBA with Honors), and the University of Virginia (JD and Bachelor of Science in Commerce).

David Lorge (age 61) has been a practicing geologist for 28 years and has wide experience in minerals , coal, and geothermal exploration and development with 15 major and 19 junior companies. Major firms have included some of the leading names in mineral exploration, including Newmont Exploration, Ltd., Cominco American, Inc. and Teck Resources, Inc. Mr. Lorge has designed and conducted exploration and development programs using geological, geochemical, and geophysical techniques in China, United States, Canada, Mongolia, Peru, and Ghana. Mr. Lorge has conducted over fifty drilling programs of auger, conventional, reverse-circulation, and diamond-core drilling and has multiple successes in discovering, defining and expanding mineralization in North America, Asia and Africa. Mr. Lorge received a B.Sc. degree in Geological Engineering in 1979 from the Missouri School of Mines at the University of Missouri, Rolla. His course of study emphasized geology, exploration techniques, and mineral development and included graduate level courses in geology. Mr. Lorge’s professional affiliations include: Society of Economic Geologist (Fellow) and membership in the Society of Mining, Metallurgy, the Geological Society of Nevada, the Northwest Mining Association, and the Nevada Petroleum Society.

Dr. Earl W. Abbott (age 66) In February of 2008, Dr. Abbott was appointed as a director of USA Uranium Corp. and its director of mining operations. In May 2007, Dr. Abbott was appointed as a director of Desert Gold Ventures Inc. From March 2004 to present, Dr. Abbott has been the President, Chief Executive Officer and Director of Tornado Gold International Corporation. Dr. Abbott resigned as the Chief Financial Officer of Tornado Gold in March 2006. Dr. Abbott is a senior geologist with 33 years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica. From 2003 to December 1, 2006, Dr. Abbott was the president of Big Bar Gold Corp., a company reporting on a Canadian exchange, and he continues to serve as a director. From 2005 to December 1, 2006, Dr. Abbott served as president of AAA Minerals, which later became AAA Energy, a company reporting on a U.S. exchange, and he continues to serve as a director. From 1999 to present, Dr. Abbott has served as the president of King Midas Resources Ltd., a private Canadian company he founded, which has acquired U.S. and Mexican gold properties. From 1982 to the present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs. From 1988 to 1997, Dr. Abbott was the Vice President and Director of Trio Gold Corp., where he managed gold exploration activities in the U.S., Ghana, and Costa Rica. From 1983 to 1984, he served as a regional geologist for U.S. Minerals Exploration Company, where he conducted a successful gold exploration program in Nevada and Utah. From 1978 to 1982, he was a district geologist for Energy Reserves Group, Inc., where he opened and managed the Reno District exploration office and managed more than twenty projects, which included geologic mapping, geochemical surveys, and more than 70,000 feet of rotary drilling, along with conducting uranium exploration in Nevada, Wyoming, South Dakota, and Montana. From 1975 to 1978, Dr. Abbott was a senior geologist with Urangesellschaft USA, Inc., where he conceived, managed, and conducted uranium exploration programs in remote terrains in Alaska. From 1971 to 1975, Dr. Abbott was a project geologist for Continental Oil Company, where he completed the oil and gas training program and supervised uranium exploration rotary drilling programs in Wyoming. Dr. Abbott is a member of the American Institute of Professional Geologists and a past president of its Nevada section. He is also a Certified Professional Geologist and a member of the Geological Society of Nevada (and its past president). In addition, Dr. Abbott is a member of the Society of Mining Engineers of American Institute of Mining, Metallurgical and Petroleum; the Denver Region Exploration Geologists Society (and its past president); and the Nevada Petroleum Society (and its past president). Dr. Abbott earned his Ph.D. in Geology in 1972 and his Master of Arts in Geology in 1971 from Rice University, Houston, Texas. Dr. Abbott earned his Bachelor of Arts degree in Geology in 1965 from San Jose State College, San Jose, California. Except as otherwise stated, Dr. Abbott is not an officer or director of any other reportng company.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were complied with, except as follows:

Mr. Anthony Tam failed to timely file his Form 3, when he was appointed as a director and officer of the Company on September 27, 2007. In addition, Mr. Anthony Tam failed to timely file his Form 4 after being granted stock options on November 28, 2007. Mr. Tam has applied for EDGAR codes and expects to file his required forms in the near future.

Mr. Earl Abbott failed to timely file his Form 3 when he was appointed as a director of the Company on February 20, 2008. Mr. Abbott expects to file his required form in the near future.

Audit Committee

At the present time, the Company’s audit committee consists of all the members of our Board of Directors (Messrs. Dennis Tan, Anthony Tam, Lin Dong Hong, Martin Shen, Chris Metcalf, and Earl Abbott). Messrs. Hong, Shen, Metcalf and Abbott are independent members of this committee. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors. During fiscal 2007, there were no meetings held by the audit committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(e)(5) of Regulation S-B.

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

Item 10. Executive Compensation

The following compensation was paid directly to the executive officers of the Company during the years ended December 31, 2007 and 2006:

Summary Compensation Table
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Sadru Mohamed(1) President, Treasurer and Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Neema Lakhani(2) Secretary, and Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Dennis Tan(3) President, CEO and Director	2007	50,000	Nil	Nil	2,000,000	Nil
Anthony Tam(4) Secretary, Treasurer and Director	2007	69,000(9)	Nil	Nil	2,000,000	Nil
Lin Dong Hong(5) Director	2007 2006	Nil	Nil	Nil	2,000,000	Nil
Martin Shen(6) Director	2007 2006	Nil	Nil	Nil	250,000	Nil
Chris Metcalf(7) Director	2007	Nil	Nil	Nil	250,000	Nil
David Lorge(8) Vice-President of Exploration	2007	44,400(10)	Nil	Nil	250,000	Nil

(1)
Mr. Mohamed was elected a director of the Company and appointed as President and Treasurer at the Company’s inception on November 18, 2005 until his resignation from all those positions on June 11, 2007.

(2)	Ms. Lakhani was elected a director of the Company and appointed as Secretary at the Company’s inception on November 18, 2005 until her resignation from both positions on June 11, 2007.
(3)	Mr. Tan was appointed as the President, CEO and a director of the Company on June 11, 2007.
(4)	Mr. Tam was appointed as a director of the Company and appointed as the Secretary and Treasurer on September 27, 2007.
(5)	Mr. Hong was appointed as a director of the Company on September 27, 2007.
(6)	Mr. Shen was appointed as a director of the Company on November 28, 2007.
(7)	Mr. Metcalf was appointed as a director of the Company on November 28, 2007.
(8)	Mr. Lorge was appointed Vice President of Exploration of the Company on November 7, 2007.
(9)	Mr. Tam provides his services to the Company as a consultant, and therefore, this $69,000 was paid as a consulting fee and not as salary.
(10)	Mr. Lorge provides his services to the Company as a consultant, and therefore, this $44,400 was paid as a consulting fee and not as salary.

The Company anticipates that compensation will be provided by the Company during the Company’s next financial year to certain executive officers of the Company and in conjunction with certain management and administrative services to be provided to the Company by such executive officers.

We do not maintain key-man life insurance for any of our executive officers or directors.

No long term incentive plan awards were made to any executive officer during the fiscal year ended December 31, 2007.

Stock Options Grants

On November 28, 2007, the Company granted stock options to purchase 7,300,000 shares of common stock to Directors, Officers and consultants of the Company at a price of $1.60 per share for a term of five years with vesting provisions of 5% of the options on the date of grant and 5% on the last of every month thereafter for a total vesting period of 20 months.

Name and Principal Position	Number of Securities Underlying Options/ SARS Granted	% of Total Options/ SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Market Price on Date of Grant ($/Sh)
Dennis Tan, President, CEO and Director	2,000,000	27.4%	$1.60	November 28, 2012	$1.53
Anthony Tam, Secretary, Treasurer and Director	2,000,000	27.4%	$1.60	November 28, 2012	$1.53
Lin Dong Hong, Director	2,000,000	27.4%	$1.60	November 28, 2012	$1.53
Chris Metcalf, Director	250,000	3.42%	$1.60	November 28, 2012	$1.53
Martin Shen, Director	250,000	3.42%	$1.60	November 28, 2012	$1.53
David Lorge, Vice-President of Exploration	250,000	3.42%	$1.60	November 28, 2012	$1.53
Michael Tan, Consultant	250,000	3.42%	$1.60	November 28, 2012	$1.53
Riu Zhang, Consultant	200,000	2.74%	$1.60	November 28, 2012	$1.53
Devlin Jensen, Consultant	100,000	1.37%	$1.60	November 28, 2012	$1.53

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth information as of the date of this Annual Report, with respect to the Company’s directors, named executive officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the date of this Annual Report, there are 104,604,467 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *	Percent of Common Stock(1)
Lin Dong Hong Bayangol 5 Khoroo 10 Rhoroolol, 48A-04 Ulaanbaatar, Mongolia	Director	15,700,000(2)	14.91
Mongolia Metals Limited c/o Unit C & B 8th Floor 4 Hennessy Road Sincere Insurance Bldg. Hong Kong, Hong Kong	Shareholder	12,000,000(3)	11.47
Dennis Tan 201 Makiling Street Ayala Alabang Village Muntinlupa City, Philippines	Director, President and CEO	16,700,000(4)	15.85
Anthony Tam 701 Albon Plaza 2-6 Granville Road, Tstim Sha Tsui Kowloon, Hong Kong	Director, Secretary and Treasurer	1,700,000(5)	1.61
Chris Metcalf 1018 - 54 Rainey Street Austin, TX 78701	Director	87,500(6)	(*	)
Martin Shen 1322 W. King Edward Avenue Vancouver, BC V6H 1Z9	Director	87,500(6)	(*	)
David Lorge 285 Sandia Drive Fernley, NV 89408	Vice President of Exploration	87,500(6)	(*	)
Earl Abbott 8600 Technology Way, Suite 118, Reno, NV 89521	Director	Nil	Nil

Note:
(*)	indicates less than 1%
(1)
Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

(2)
This figure includes 15,000,000 shares directly owned by Mr. Lin Dong Hong, 500,000 stock options which have already vested and 200,000 stock options which will vest within 60 days of the date of this Annual Report.

(3)	This figure includes 12,000,000 shares directly owned by Mongolia Metals Limited.
(4)
This figure includes 16,000,000 shares directly owned by Mr. Dennis Tan, 500,000 stock options which have already vested and 200,000 stock options which will vest within 60 days of the date of this Annual Report.

(5)
This figure includes 1,000,000 shares directly owned by Mr. Anthony Tam, 500,000 stock options which have already vested and 200,000 stock options which will vest within 60 days of the date of this Annual Report.

(6)	This figure includes 62,500 stock options which have already vested and 25,000 stock options which will vest within 60 days of the date of this Annual Report.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 28, 2007, our Board of Directors unanimously approved and adopted a stock option and incentive plan (the “Stock Option Plan”). The purpose of the Stock Option Plan is to advance our interests and our shareholders’ interests by affording our key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee, consultant or advisor of the Company.

The Stock Option Plan is to be administered by our Board of Directors, which shall determine (i) the persons to be granted Stock Options and Incentives; (ii) the Fair Market Value of our shares; (iii) the exercise price per share of options to be granted; (iv) the number of shares to be represented by each option or incentive award; (v) the time or times at which options and incentive awards shall be granted; (vi) the interpretation of the Stock Option Plan; (vii) whether to prescribe, amend and rescind rules and regulations relating to the Stock Option Plan; (viii) the term and provisions or each option and incentive award granted (which need not be identical) and, with the consent of the grantee thereof, modify or amend such option or incentive award; (ix) whether to accelerate or defer (with the consent of the grantee) of the exercise date of any option or incentive award; (x) the person to execute on our behalf any instrument required to effectuate the grant of an option or incentive award previously granted by the Board; (xi) whether to accept or reject the election made by a grantee pursuant to Section 7.5 of the Stock Option Plan; and (xii) all other determinations deemed necessary or advisable for the administration of the Stock Option Plan. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options and Incentives to a total number of shares of our common stock, not to exceed ten million (10,000,000) shares of our common stock as at the date of adoption by the Board of Directors of the Stock Option Plan.

In the event an optionee who is a director, officer, employee (employee also encompasses consultants and advisors where such is appropriate or where such is intended by the Board or by a particular grant under the Stock Option Plan) (each an "Employee") of the Company has his employment terminated by us, except if such termination is voluntary or occurs due to retirement with the consent of the Board or due to death or disability, then the option, to the extent not exercised, shall terminate on the date on which the Employee's employment by the Company is terminated. If an Employee's termination is voluntary or occurs due to retirement with the consent of the Board, then the Employee may after the date such Employee ceases to be an employee of the Company, exercise his option at any time within three (3) months after the date he ceases to be an Employee of the Company, but only to the extent that he was entitled to exercise it on the date of such termination. To the extent that the Employee was not entitled to exercise the Option at the date of such termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of incentive options extend more than three (3) months beyond termination of employment.

In the event an Employee is unable to continue his employment with us as a result of his permanent and total disability (as defined in Section 22(e)(3) of the Internal Revenue Code), he may exercise his option at any time within six (6) months from the date of termination, but only to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the option at the date of termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of an incentive option extend more than six (6) months beyond the date the Employee is unable to continue employment due to such disability.

In the event an optionee dies during the term of the option and is at the time of his death an Employee who shall have been in continuous status as an Employee since the date of grant of the option, the option may be exercised at any time within six (6) months following the date of death by the optionee's estate or by a person who acquired the right to exercise the option by bequest or inheritance, but only to the extent that an optionee was entitled to exercise the option on the date of death, or if the optionee's estate, or person who acquired the right to exercise the option by bequest or inheritance, does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of an incentive option extend more than six (6) months beyond the date of the Employee's death.

Except to the extent otherwise expressly provided in an award, the right to acquire shares or other assets under the Stock Option Plan may not be assigned, encumbered or otherwise transferred by an optionee and any attempt by an optionee to do so will be null and void. However Stock Options and Incentives granted under this Stock Option Plan may be transferred by an optionee by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act, as amended, or the rules thereunder. Unless assigned in accordance with the terms of an award, options and other awards granted under this Stock Option Plan may not be exercised during an optionee's lifetime except by the optionee or, in the event of the optionee's legal incapacity, by his guardian or legal representative acting in a fiduciary capacity on behalf of the optionee under state law and court supervision.

Item 12. Certain Relationships And Related Transactions

During the fiscal year ending December 31, 2007, there were no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

During the six month period ended June 30, 2007, the Company recognized a total of $3,000 (2006 - $3,000) for donated services at $500 per month and $1,500 (2006 - $1,500) for donated rent at $250 per month provided by the former President of the Company.

Effective August 1, 2007, the Company entered into a three-year consulting services agreement with Mr. Dennis Tan whereby Mr. Tan is to serve as the President and CEO of the Company. The agreement shall automatically renew for subsequent two-year periods unless notice not to renew is given by either party at least 90 calendar days prior to the end of the term. Terms of the agreement call for payments of a base fee of US$10,000 per month as compensation for services as President and CEO. This base fee shall be renegotiated annually.

Effective August 1, 2007, the Company entered into a five-year consulting services agreement with Mr. Michael Tan whereby Mr. Tan is to provide services in the area of corporate finance and development strategy designed to assist the Company in its business development. The agreement shall not automatically renew at the end of the term. Terms of the agreement call for payments of a fee of US$8,000 per month as compensation for services. As at December 31, 2007, Mr. Michael Tan had received $40,000 in consulting fees.

As at December 31, 2007, the Company is indebted to a company controlled by a relative of the former President of the Company for $36,723 (December 31, 2006 - $36,705), which is non-interest bearing, unsecured and due on demand.
As at December 31, 2007, the Company received $50,000 from a related company for advance of exploration fee.

Item 13. Exhibits

Exhibit No.	Description of Exhibit
3.1*	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006).
3.2*	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 23, 2006)
3.3(1)	Certificate of Change filed with the Secretary of State of Nevada filed and effective on March 15, 2007. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2007)
3.4(2)	Articles of Merger filed with the Secretary of State of Nevada on June 19, 2007 and which is effective July 2, 2007.
3.5(2)	Certificate of Change filed with the Secretary of State of Nevada on June 19, 2007 and which is effective July 2, 2007
10.1(3)	Share Purchase Agreement between Uranium 308 Corp., Mongolia Energy Limited and all the shareholders of Mongolia Energy Limited, dated September 21, 2007.
10.2(3)	Share Purchase Agreement between Mongolia Energy Limited, Tooroibandi Limited and Mr. Lin Dong Hong, dated August 23, 2007
10.3(4)	Asset Purchase Agreement between Uranium 308 Corp., Success Start Energy Investment Co. and Tooroibandi Limited, dated January 15, 2008.
10.4(5)	Share Purchase Agreement between Uranium 308 Corp., Mongolia Energy Limited, Tooroibandi Limited, Mongolia Metals Limited and Hong Kong Mongolia Metals Limited, dated January 28, 2008
14.1(6)	Code of Ethics
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350

(*)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on February 23, 2006 and incorporated herein by reference.
(1)	Previously filed as an exhibit to our Form 8-K filed on March 15, 2007 and incorporated herein by reference
(2)	Previously filed as an exhibit to our Form 8-K filed on July 5, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to our Form 8-K filed on October 1, 2007 and incorporated herein by reference.
(4)	Previously filed as an exhibit to our Form 8-K filed on January 22, 2008 and incorporated herein by reference.
(5)	Previously filed as an exhibit to our Form 8-K filed on February 6, 2008 and incorporated herein by reference.
(6)	Previously filed as an exhibit to our Form 10-KSB filed on April 12, 2007 and incorporated herein by reference.

Item 14. Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2007 - $12,000 - Davis Accounting Group, P.C.
2006 - $10,000 - Manning Elliott, Chartered Accountants

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2007 - Nil - Davis Accounting Group, P.C.
2006 - Nil - Manning Elliott, Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - Nil - Davis Accounting Group, P.C.
2006 - Nil - Manning Elliott, Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - Nil - Davis Accounting Group, P.C.
2006 - Nil - Manning Elliott, Chartered Accountants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2008.

URANIUM 308 CORP. (Registrant)

By: /s/ Dennis Tan
Dennis Tan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Tan	President, CEO and Director	April 14, 2008
Dennis Tan

/s/ Anthony Tam	Secretary, Treasurer and Director	April 14, 2008
Anthony Tam

/s/ Lin Dong Hong	Director	April 14, 2008
Lin Dong Hong

/s/ Chris Metcalf	Director	April 14, 2008
Chris Metcalf

/s/ Martin Shen	Director	April 14, 2008
Martin Shen

/s/ Earl Abbott	Director	April 14, 2008
Earl Abbott

Exhibit Index

Exhibit #		Page#
31.1	Certificate pursuant to Rule 13a-14(a)	42
31.2	Certificate pursuant to Rule 13a-14(a)	44
32.1	Certificate pursuant to 18 U.S.C. Section 1350	46
32.2	Certificate pursuant to 18 U.S.C. Section 1350	47