Form 10QSB
period 2008-03-31
URANIUM 308 CORP.
filed 2008-05-15
CIK 1349777

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission file number  000-52476

URANIUM 308 CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-1173228
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
2820W. Charleston Blvd., Suite 22 Las Vegas, Nevada 89102	89102
(Address of Principal Executive Offices)	(Zip Code)

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

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 10, 2008
Common Stock, $0.00001 par value	104,604,467

Traditional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this Quarterly Report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report.

Use of Names

In this Quarterly Report, the terms “Uranium 308,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Uranium 308 Corp. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$112,870	$154,019
Prepaid expenses and deposit	203,235	120,358

Total current assets	316,105	274,377

Property and Equipment:
Computer and office equipment	31,963	29,898
Field equipment	15,457	11,574
Vehicles	41,780	41,780

	89,200	83,252
Less - Accumulated depreciation	(5,984)	(2,848)

Net property and equipment	83,216	80,404

Other Assets:
Mineral property licenses	72,450,000	49,150,000

Total other assets	72,450,000	49,150,000

Total Assets	$72,849,321	$49,504,781

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$498,138	$397,232
Accrued liabilities	39,000	20,000
Contract Payable	14,200,000	-
Loan from shareholders	830,730	-
Due to related parties	171,657	86,735

Total current liabilities	15,739,525	503,967

Total liabilities	15,739,525	503,967

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001
par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000
shares authorized; 104,604,467 shares issued and outstanding	1,046	876
Additional paid-in capital	59,413,836	51,748,935
Paid subscriptions	1,180,000	-
Donated Capital	14,625	14,625
Other accumulated comprehensive income	4,069	2,643
(Deficit) accumulated during the exploration stage	(3,503,780)	(2,766,265)

Total stockholders' equity	57,109,796	49,000,814

Total Liabilities and Stockholders' Equity	$72,849,321	$49,504,781

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
Stock-based compensation	-	-	1,175,684
Geological exploration	332,080	-	1,062,146
General and administrative	355,847	2,216	979,620
Professional fees	46,478	7,208	272,101
Donated service	-	1,500	9,750
Depreciation	3,136		5,984
Donated rent	-	750	4,875
Impairment of mineral property costs	-	-	3,542

Total general and administrative expenses	737,541	11,674	3,513,702

(Loss) from Operations	(737,541)	(11,674)	(3,513,702)

Other Income	26	-	9,922

Provision for income taxes	-	-	-

Net (Loss)	$(737,515)	$(11,674)	$(3,503,780)

Comprehensive (Loss):
Foreign currency translation	1,426	-	4,069

Total Comprehensive (Loss)	$(736,089)	$(11,674)	$(3,499,711)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	99,494,577	150,275,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
(Unaudited)

	Three Months Ended	Three Months Ended	Cumulative
	March 31,	March 31,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(737,515)	$(11,674)	$(3,503,780)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	3,136	-	5,984
Donated services and rent	-	2,250	14,625
Impairment of mineral properties	-	-	(3,400)
Changes in net liabilities-			-
Prepaid expenses and deposit	(82,877)	90	(203,235)
Contract payable	6,550,000	-	6,550,000
Accounts payable and accrued liabilities	119,906	5,725	537,138

Net Cash Provided by (Used in) Operating Activities	5,852,650	(3,609)	3,397,332

Investing Activities:
Purchases of property and equipment	(5,948)	-	(85,658)
Acquisition of mineral licenses	(8,000,000)	-	(12,550,142)

Net Cash (Used in) Investing Activities	(8,005,948)	-	(12,635,800)

Financing Activities:
Issuance of common stock for cash	-	-	7,279,561
Issuance of common stock for finder's fee	-	-	(129,750)
Issuance of common stock for ownership interest	1,195,071	-	1,195,071
Loan from stockholders	830,730	-	830,730
Due to related parties	84,922	5	171,657

Net Cash Provided by Financing Activities	2,110,723	5	9,347,269

Effect of Other Comprehensive Income
on Cash and Cash Equivalents	1,426	-	4,069

Net (Decrease) Increase in Cash and Cash Equivalents	(41,149)	(3,604)	112,870

Cash and Cash Equivalents - Beginning of Period	154,019	97,452	-

Cash and Cash Equivalents - End of Period	$112,870	$93,848	$112,870

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

On September 27, 2007, the Company issued 20,000,000 shares of common stock pursuant to the Share Purchase Agreement entered into for the acquisition of two mineral exploration licenses (See Note 5). The 20,000,000 shares of common stock were valued at $4

On January 22, 2008, the Company issued 5,000,000 shares of common stock pursuant to the Asset Purchase Agreement entered into for the acquisition of two mineral exploration licenses (See Note 5). The 5,000,000 shares of common stock were valued at $7,650

On January 31, 2008, the Company issued 12,000,000 shares of common stock pursuant to the Share Purchase Agreement entered into for a 10% investment in Hong Kong Mongolia Metals Limited. The 12,000,000 shares of common stock were valued at $15,071.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

1. Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Uranium 308 Corp. (the “Company”) was incorporated in the State of Nevada on November 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.” On July 2, 2007, the Company completed a merger with its wholly owned subsidiary, Uranium 308 Corp., which was incorporated in the State of Nevada on June 12, 2007, solely to effect a name change. As a result, the Company changed its name from Montagu Resources Corp. to Uranium 308 Corp. The Company initially acquired a mineral property located in the province of British Columbia, Canada, which was registered in the name of the former President of the Company, who agreed to hold the claim in trust on behalf of the Company. As of November 23, 2007, the Company has forfeited its claim on such property. On September 27, 2007, the Company completed a Share Purchase Agreement entered into between the Company, Mongolia Energy Limited (“MEL”), and all of the stockholders of MEL. MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia. As a result of the Share Purchase Agreement, the Company has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009, and 1137X effective to February 19, 2009, which are owned by Tooroibandi Limited. License number 12207X covers 4,017 hectares of mineral property named Jargalant, and license number 1137X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. The Company's common shares are listed for trading on the OTC Bulletin Board under the symbol “URCO.”

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

 Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-KSB filed on April 15, 2008, with the SEC.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of March 31, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2008, and 2007, and cumulative from inception. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2008.

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
MARCH 31, 2008, AND 2007
(Unaudited)

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

Fair Value of Financial Instruments

The fair values of cash, accounts payable, accrued liabilities, and amounts due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. For the three months ended March 31 2008, 2007, and cumulative from inception, the Company has not incurred a loss relating to this concentration of credit risk.

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
MARCH 31, 2008, AND 2007
(Unaudited)

 Mineral Properties and Exploration Expenses

The Company has been in the exploration stage since its formation on November 18, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition and licensing costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized for depletion purposes using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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
MARCH 31, 2008, AND 2007
(Unaudited)

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

For the three months ended March 31, 2008, 2007, and cumulative from inception, no events requiring an impairment loss were recognized.

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
MARCH 31, 2008, AND 2007
(Unaudited)

 Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

 Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”), using the exchange rate prevailing at the balance sheet date. Operating costs are translated using the average exchange rate prevailing during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company had not entered into derivative instrument transactions to offset the impact of foreign currency fluctuations. As of March 31, 2008 and 2007, the Company recognized a foreign currency translation gain of $4,069 and nil, respectively.

 Stock-based Compensation

The Company records stock based compensation in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and Directors, including stock options. The Company has issued 7,300,000 stock options to its Directors and consultants as of March 31, 2008.

The Company has a stock-based compensation plan that is described more fully in Note 7.

2. Exploration Stage Activities and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2008, the Company had accumulated losses since inception of $3,503,780. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

3. Related Party Transactions

For the period ended June 30, 2007, the Company recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of the Company. The donated services and rent were terminated as of July 1, 2007.

As of March 31, 2008, the Company was indebted to a company controlled by a relative of the former President of the Company for $36,729 (March 31, 2007 - $36,710), which is non-interest bearing, unsecured, and due on demand.

As of March 31, 2008, the Company received $134,928 from a related party company as an advance for an exploration fee. As of March 31, 2008, the Company owed $134,928 to the related party.

For the three months ended March 31, 2008, Mr. Michael Tan, the brother of the President and CEO of the Company, received $16,000 as consulting fees in accordance with the Consulting Agreement between Michael Tan and the Company, dated July 24, 2007.

4. Loans from stockholders

As of March 31, 2008, the Company received $830,730 as a loan from three stockholders. The loans from stockholders are unsecured, do not bear interest and have no stated terms of repayment.

5. Mineral Properties and Licenses

In November 2005, the Company, through its former President and Director, acquired 100% of the rights, title, and interest in a mining claim representing 20 units in the Kamloops Mining Division in the Province of British Columbia, Canada. Payment of $3,400 was required to record this mining claim and was paid by a company controlled by the President of the Company. The claim is registered in the name of the former President of the Company, who has agreed to hold the claim in trust on behalf of the Company. On November 23, 2006, the mineral claim lapsed and the former President of the Company re-staked the mineral claim in trust for the Company at a cost of $142. However, as of November 23, 2007, the Company has forfeited its claim on this property.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

On September 27, 2007, the Company completed the Share Purchase Agreement entered into between the Company, MEL, and all the stockholders of MEL. MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia. As a result of the Share Purchase Agreement, the Company has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009, and 1137X effective to February 19, 2009, which are owned by Tooroibandi Limited. License number 12207X covers 4,017 hectares named Jargalant and License number 1137X covers 15,621 hectares named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. The cash and stock value of the Share Purchase Agreement was $49,150,000, and was attributable to the acquisition of the mineral property licenses described above.

On January 15, 2008, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi Limited (the “Subsidiary”), whereby the Company has agreed to provide the consideration on behalf of the Subsidiary for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property), and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property) (collectively, the “Licenses”), which Licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien, and Binder Sum of Khentii Province of Mongolia in exchange for 10,000,000 shares of common stock of the Company and $8,000,000 in cash in accordance with the terms and conditions of the Asset Purchase Agreement. On January 22, 2008, the Company issued 5,000,000 shares of common stock to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between the Company, Success Start and the Company’s subsidiary, Tooroibandi Limited. The cash and stock value of the Share Purchase Agreement were $8,000,000, and $15,300,000, respectively, and were attributable to the acquisition of the mineral property licenses described above as of March 31, 2008.

On January 28, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Mongolia Energy Limited (“MEL”), a subsidiary of the Company, Tooroibandi Limited (“Tooroibandi”), a subsidiary of the Company, Mongolia Metals Limited (“MML”), a company organized under the laws of the British Virgin Islands, and Hong Kong Mongolia Metals Limited (“HKMML”), a company organized under the laws of Mongolia and a wholly owned subsidiary of MML, whereby the Company has agreed to issue 12,000,000 shares of common stock of the Company to MML in exchange for MEL receiving a 10% ownership interest in MML; and Tooroibandi has agreed to allow HKMML the use of certain land holdings controlled by Tooroibandi for HKMML’s exploration and development of four tin exploration licenses referenced as license numbers 13061X, 13062X, 13063X, and 13064X covering 4658 hectares (collectively, the “Licenses”), which are located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia, in exchange for Tooroibandi receiving a 1% ownership interest in HKMML, all in accordance with the terms and conditions of the Share Purchase Agreement.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

On January 31, 2008, the Company completed the Share Purchase Agreement, entered into between the Company, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10% ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of the Company, which had already been issued to MML. In addition, HKMML is in the process of having Tooroibandi registered as a 1% owner of the registered capital in HKMML, which is expected to be finalized in the near term, and Tooroibandi has already had certain land holdings registered to HKMML for use under the Licenses granted to HKMML.

6. Common Stock

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

On July 27, 2007, Mr. Dennis Tan, the President, CEO, and Director, and Mr. Ka Yu, the former Secretary, Treasurer, and Director, who held in the aggregate 187,500,000 post forward stock split shares of common stock of the Company, voluntarily agreed to surrendered for cancellation in the aggregate 166,500,000 shares of common stock in order to encourage equity investment in the Company. Mr. Dennis Tan voluntarily agreed to surrender for cancellation 96,500,000 of the 112,500,000 post forward stock split shares registered in his name, and Mr. Ka Yu voluntarily agreed to surrender for cancellation 70,000,000 of the 75,000,000 post forward stock split shares registered in his name. The cancellation of the 166,500,000 shares reduced the issued and outstanding shares at the time from 225,412,500 shares to 58,912,500 shares.

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

On September 7, 2007, the Company received common stock subscriptions for 1,360,000 units at $0.50 per unit for proceeds of $680,000. Each unit is comprised of one share of common stock and a one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at $0.75 per share with an expiration date two years from the date of issuance.

From July 1, 2007, to September 11, 2007, the Company received common stock subscriptions for 6,297,501 units at $0.75 per unit for proceeds of $4,723,126. Each unit is comprised of one share of common stock and a one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at $1.50 per share with an expiration date two years from the date of issuance.

On September 27, 2007, the Company completed the Share Purchase Agreement, entered into between the Company, MEL, and all the stockholders of MEL whereby the Company acquired 100% of the issued and outstanding shares in the capital of MEL, through the payment of $4,550,000 in cash, the issuance of 5,000,000 shares of common stock of the Company in aggregate to the stockholders of MEL on a pro rata basis in accordance with each MEL stockholders’ percentage of ownership in MEL, and the issuance of 15,000,000 shares of common stock of the Company to Mr. Lin Dong Hong (the vendor of Tooroibandi Limited). Under the terms of the Share Purchase Agreement, additional shares of common stock (up to 5,000,000 shares) are required to be issued to Mr. Lin Dong Hong based on the uranium reserves determined from the property in Mongolia covered by the two exploration licenses described above. The cash and stock value of the Share Purchase Agreement was $49,150,000, and was attributable to the acquisition of the mineral property licenses described above.

In relation to the Company’s private placement offering at $0.75 per Unit entered into with the offshore investors only, the Company has or will be paying: (i) a cash finder’s fee in the amount of $72,000 to an entity in Singapore; (ii) a cash finder’s fee in the amount of $26,250 to an individual in Hong Kong; (iii) a finder’s fee of 66,666 shares of common stock to an individual in Singapore; (iv) a finder’s fee of 45,000 share of common stock to an individual in Singapore; and (v) a finder’s fee of 320,000 shares of common stock to an individual.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

In relation to the Company’s private placement offering at $1.00 per Unit entered into with the offshore investors only, the Company has or will be paying: (i) a cash finder’s fee in the amount of $31,500 to an individual in Singapore; (ii) a finder’s fee of 10,000 shares of common stock to Rita Chou of Singapore; and (iii) a finder’s fee of 4,300 Shares of common stock to Hsien Loong Wong of Singapore.

On January 22, 2008, the Company issued 5,000,000 shares of common stock, valued at $1.53 per share, to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between the Company, Success Start, and the Company’s subsidiary, Tooroibandi Limited.

On January 31, 2008, the Company completed the Share Purchase Agreement, entered into between the Company, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10% ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of the Company, which had already been issued to MML. The value of this transaction was $15,071.

As of March 31, 2008, total issued and outstanding shares of common stock increased to 104,604,467 shares.

7. Stock-based Compensation

During the three months ended March 31, 2008, no stock options were granted under the Stock-based Compensation Plan.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

A summary of the Company’s stock option activities is presented below:

Options Outstanding	Director	Consultant	Total	Option Price	Call Option Value

December 31, 2007	6,500,000	800,000	7,300,000	$1.60	$1.53

March 31, 2008	6,500,000	800,000	7,300,000	$1.60	$1.53

Compensation cost related to options to vest in the future will be recognized as the related options vest.

The fair values of the options granted in the year ended December 31, 2007, were estimated at $1.53 per using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

2007

Volatility:	263.3%
Risk-free interest rate:	3.50%
Dividend yield:	—
Expected lives (months):	19

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

8. Appointment of Additional Directors and Officers

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

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

9. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $3,503,780 which begin to expire in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset as of March 31, 2008, and 2007, and the statutory rate, the effective tax rate, and the elected amount of the valuation allowance are scheduled below:

	Three Months Ended
	March 31,
	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$110,627	$1,751
Change in valuation allowance	(110,627)	(1,751)

Total deferred tax provision	$-	$-

	2008	2007

Loss carryforwards	$525,567	$9,804
Less - Valuation allowance	(525,567)	(9,804)

Total net deferred tax assets	$-	$-

10. Commitments and Contingencies

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
MARCH 31, 2008, AND 2007
(Unaudited)

11. Recently Issued Accounting Pronouncements

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
MARCH 31, 2008, AND 2007
(Unaudited)

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
MARCH 31, 2008, AND 2007
(Unaudited)

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

12. Subsequent Events

Subsequent to March 31, 2008, the Company received an aggregate of $260,624 as loans from stockholders. The loans from the stockholders do no bear interest and have no stated terms of repayment.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Our Business

Our Company, Uranium 308 Corp., was incorporated in the State of Nevada on November 18, 2005, under the name Montagu Resources Corp. Our common shares were quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) on December 20, 2006, under the symbol “MTGU” and on March 15, 2007, our symbol changed to “MNGU.” On July 2, 2007, we completed a merger with our wholly owned subsidiary, Uranium 308 Corp. As a result, we changed our name from “Montagu Resources Corp.” to “Uranium 308 Corp.” and our trading symbol on the OTCBB was changed to “URCO.”

In addition, effective July 2, 2007, we effected a one and one-half of one (1.5) for one (1) forward stock split of our authorized, issued, and outstanding common stock. As a result, our authorized capital has increased from 2,500,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001 to 3,750,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001. Our issued and outstanding share capital has increased from 150,275,000 shares of common stock to 225,412,500 shares of common stock. However, effective July 27, 2007, Mr. Dennis Tan, our President, CEO, and a Director, and Mr. Ka Yu, our then Secretary, Treasurer, and a Director, who held in aggregate 187,500,000 post forward stock split shares of common stock of the Company, have voluntarily agreed to surrendered for cancellation in aggregate 166,500,000 shares of common stock in order to encourage equity investment into the Company. Mr. Dennis Tan voluntarily agreed to surrender for cancellation 96,500,000 of the 112,500,000 post forward stock split shares registered in his name and Mr. Ka Yu voluntarily agreed to surrender for cancellation 70,000,000 of the 75,000,000 post forward stock split shares registered in his name. The cancellation of these 166,500,000 shares reduced the issued and outstanding shares from 225,412,500 to 58,912,500 as of July 27, 2007.

On September 21, 2007, the Company signed a share purchase agreement with Mongolia Energy Limited (“MEL”), a corporation organized under the laws of BVI, and all the stockholders of MEL (the “Share Purchase Agreement”). Under the terms of the Share Purchase Agreement, the Company acquired 100% of the issued and outstanding shares in the capital of MEL (the “MEL Capital”), in exchange for issuing up to a maximum of 25,000,000 shares of common stock of the Company as follows:

(a) 5,000,000 shares to the stockholders of MEL on a pro rata basis in accordance with each MEL stockholders’ percentage ownership in MEL; and

(b) up to 20,000,000 shares to the vendor of Tooroibandi Limited. (“Tooroibandi”), pursuant to and at the time required by the terms of the share purchase agreement between MEL and Tooroibandi completed on September 12, 2007.

On September 27, 2007, the Company closed the Share Purchase Agreement, whereby the Company indirectly acquired two exploration licenses identified by license numbers 12207X effective through November 14, 2009, and 1137X effective through February 19, 2009, which are owned by Tooroibandi. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. Exploration work has begun on the Janchivlan Property.

On January 15, 2008, the “Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi, whereby the Company has agreed to provide the consideration on behalf of Tooroibandi for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property) and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property), which licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien and Binder Sum of Khentii Province of Mongolia. Exploration work has not begun on these two properties.

On January 28, 2008, the Company entered into a share purchase agreement with MEL, Tooroibandi, Mongolia Metals Limited (“MML”), a company organized under the laws of the British Virgin Islands, and Hong Kong Mongolia Metals Limited (“HKMML”), a company organized under the laws of Mongolia and a wholly-owned subsidiary of MML, whereby MEL received a 10% ownership interest in MML in exchange for 12,000,000 shares of common stock of the Company; and Tooroibandi has agreed to allow HKMML the use of certain land holdings controlled by Tooroibandi for HKMML’s exploration and development of four tin exploration licenses referenced as license numbers 13061X, 13062X, 13063X, and 13064X covering 4658 hectares, which licenses are located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia, in exchange for Tooroibandi receiving a 1% ownership interest in HKMML.

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

On February 20, 2008, Dr. Earl Abbott was appointed as a Director of Uranium 308 Corp. Also in February of 2008, Dr. Abbott was appointed as a Director of USA Uranium Corp. and its Director of mining operations. In May 2007, Dr. Abbott was appointed as a Director of Desert Gold Ventures Inc. From March 2004 to present, Dr. Abbott has been the President, Chief Executive Officer, and Director of Tornado Gold International Corporation. Dr. Abbott resigned as the Chief Financial Officer of Tornado Gold in March 2006. From 2003 to December 1, 2006, Dr. Abbott was the President of Big Bar Gold Corp., a company reporting on a Canadian exchange, and he continues to serve as a Director. From 2005 to December 1, 2006, Dr. Abbott served as President of AAA Minerals, which later became AAA Energy, a company reporting on a U.S. exchange, and he continues to serve as a Director. From 1999 to present, Dr. Abbott has served as the President of King Midas Resources Ltd., a private Canadian company he founded, which has acquired U.S. and Mexican gold properties. From 1982 to the present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs. Dr. Abbott is a senior geologist with 33 years of experience in mineral exploration. Dr. Abbott earned his Bachelor of Arts degree in Geology in 1965 from San Jose State College, San Jose, California. Except as otherwise stated, Dr. Abbott is not an officer or Director of any other reporting company.

As of April 30, 2008, there are 104,604,467 shares of common stock issued and outstanding and no preferred shares have been issued or are outstanding.

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to focus our exploration activities on mineral properties in Mongolia and other regions. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at Suite 22 - 2820 W. Charleston Blvd., Las Vegas, Nevada 89102. This is our mailing address as well. Our telephone number is 1-866-892-5232.

There is no assurance that commercially viable mineral deposits exists on our properties and further exploration will be required before a final evaluation as to the economic feasibility is determined.

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

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion, and rely upon the sale of our securities and loans from our officers, Directors, and shareholders to fund operations.

We have no plans to change our business activities from mineral exploration, except that we intend to focus on searching for mineral bodies containing uranium. In addition, we intend to explore mineral properties in Mongolia and other regions, which may result in the acquisition of other entities that own certain mineral rights or exploration licenses.

The Company conducted a multi-phase exploration program at Janchivlan from mid-August 2007 to mid-January 2008, when winter conditions prevented further work. Uranium 308 Corp.'s exploration program, which started in mid-August 2007, confirmed the accuracy and reliability of the results obtained from USSR-era exploration in 1982-1985. The Soviet-led exploration identified four uranium mineralization zones (Urt, Elstiyn, Arshan, and Tamga). Exploration focused on two areas totaling 4.2 sq. km from the Urt (South) and Elstiyn (North) block. The exploration program included:

a.	1:2000 terrain mapping that provided accurate coordinates reference for further exploration and engineering.

b.
1:2000 geological mapping enabled the development of a set of geology, alteration, coverage, and structure maps to guide further engineering work. The team marked on the ground the range, contact correlation, alteration, structure, mineralization zones, and structure-alteration-mineralization correlation of various lithologies and granitic intrusive bodies in different geological periods.

c.
Surface trenching comprising 22 trenches and 17,000 cubic meters of soil, with radioactive recording, geological recording, and channel sampling. Samples were sent to SGS Mongolian lab for preparation and multi-metal analysis.

d.
Sample analysis at SGS Canadian lab for uranium, thorium, tungsten, and tin tests. The total number of samples was 612. The industrial standard uranium was found in more than 35% of the total samples with the maximum value 0.35% of U308.

e.
Confirmation of four close-to-surface, parallel east-westward trending alteration zones in the south block. They range from 400-600 meters in length and from a few meters to more than 10 meters in width. Uranium zones are open at both east and west side.

f.
Confirmation of two close-to-surface east-westward mineralization zones in the north block. They range between 400-800 meters in length and several meters in width; one south-northward mineralization zone with 150 meters in length was also confirmed.

g.
Drilling seven holes (six successful and one abandoned) in diamond core drilling program to a total of 1,421 meters to identify depth of mineralization identified by trenching. Cut core samples sent to SGS Group lab in Canada for analysis.

h.	Conducting down-hole radiometric survey on six holes.

The Company is preparing a detailed work plan for the Tsagaan Chuluut & Khar Balgast properties for 2008.

Plan of Operations

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our registered independent auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property and any other acquired properties. Thus, cash must be raised from other sources. Our only other source for cash at this time is investments by others in Uranium 308 Corp. We must raise cash to implement our project and stay in business.

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

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Employees

At present, we have no full-time employees. Mr. Dennis Tan, our President and CEO, will devote about 90% of his time or 36 hours per week to our operations and Mr. Anthony Tam, our current Secretary and Treasurer, will devote about 90% of his time or 36 hours per week to our operations. Effective August 1, 2007, we entered into a management agreement with Mr. Dennis Tan to provide the general services of acting as our President and CEO as well as other specific services for a period of three years in exchange for a base fee of $10,000 per month among other terms and provisions as more fully detailed in the management agreement, which is incorporated herein by reference to Exhibit 10.1 filed on our Form 10-QSB on EDGAR on August 20, 2007. We do not have any employment agreement with Mr. Anthony Tam. We presently do not have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and Directors. Mr. Dennis Tan will handle our administrative duties. Because our officers and Directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our properties.

Liquidity and Capital Resources

To meet our need for cash, we intend to raise money from private placement offerings. We cannot guarantee that we will be able to raise enough money to stay in business. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering, or through loans. If we do not raise all of the money we need to complete our exploration plans, we will have to find alternative sources, like further public offerings, a private placement of securities, or loans from our officers or others.

On January 18, 2008, we received gross proceeds of $500,000 from one investor for the subscription of 500,000 shares of our common stock at a price of $1.00 per share.

In addition, from February 2, 2008, to the date of this Quarterly Report, we have received gross proceeds of $680,000 from seven investors for the subscription of 680,000 units at a price of $1.00 per unit. Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until two years from the date of issuance of the share purchase warrants.

As of the date of this Quarterly Report, we have yet to generate any revenues.

As of March 31, 2008, our total assets were $57,199,322; our total liabilities were $1,489,524; and, we had cash resources of $12,871.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

At the present time our audit committee consists of all the members of our Board of Directors (Messrs. Dennis Tan, Anthony Tam, Lin Dong Hong, Martin Shen, Chris Metcalf, and Earl Abbott). Messrs. Hong, Shen, Metcalf, and Abbott are independent members of this committee.

The Company intends to appoint a formal audit committee and to adopt an audit committee charter as additional elements to its financial controls and procedures in the near future.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active, or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our Directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2008, we received gross proceeds of $500,000 from one investor for the subscription of 500,000 shares of our common stock at a price of $1.00 per share. We believe that these shares when issued will be exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities will be issued to an individual through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, from February 2, 2008, to the date of this Quarterly Report, we have received gross proceeds of $680,000 from seven investors for the subscription of 680,000 Units at a price of $1.00 per unit. Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until two years from the date of issuance of the share purchase warrants. We believe that these units when issued will be exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended as the securities will be issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

(a) Exhibit List

31.1 Certificate pursuant to Rule 13a-14(a)

31.2 Certificate pursuant to Rule 13a-14(a)

32.1 Certificate pursuant to 18 U.S.C. §1350

32.2 Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2008

URANIUM 308 CORP. (Registrant)
By: /s/ Dennis Tan
Dennis Tan
President, CEO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Tan	President, CEO, and	May 14, 2008
Dennis Tan	Director

/s/ Anthony Tam	Secretary, Treasurer,	May 14, 2008
Anthony Tam	and Director