Form 10QSB
period 2008-06-30
URANIUM 308 CORP.
filed 2008-08-14
CIK 1349777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2008

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

Yes ☐No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 15, 2008
Common Stock, $0.00001 par value	105,784,467

Traditional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

ii

iii

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$15,433	$154,019
Prepaid expenses and deposit	279,407	120,358
Total current assets	294,840	274,377

Property and Equipment:
Computer and office equipment	32,744	29,898
Field equipment	28,727	11,574
Vehicles	41,780	41,780
	103,251	83,252
Less - Accumulated depreciation	(10,115)	(2,848)
Net property and equipment	93,136	80,404

Other Assets:
Mineral property licenses	72,450,000	49,150,000
Total other assets	72,450,000	49,150,000
Total Assets	$72,837,976	$49,504,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$587,376	$397,232
Accrued liabilities	42,223	20,000
Contract payable	14,200,000	-
Loans from stockholders	1,471,353	-
Due to related parties	171,658	86,735
Total current liabilities	16,472,610	503,967
Total liabilities	16,472,610	503,967
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000shares authorized; 105,784,467 and 87,604,467 shares issued and outstanding in 2008 and 2007, respectively	1,058	876
Additional paid-in capital	64,057,561	51,748,935
Paid subscriptions	82,500	-
Donated capital	14,625	14,625
Other accumulated comprehensive income	2,556	2,643
(Deficit) accumulated during the exploration stage	(7,792,934)	(2,766,265)
Total stockholders' equity	56,365,366	49,000,814
Total Liabilities and Stockholders' Equity	$72,837,976	$49,504,781

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH JUNE 30, 2008
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Stock-based compensation	3,478,737	-	3,478,737	-	4,654,421
Geological exploration	443,604	-	775,684	-	1,505,750
General and administrative	241,271	2,223	597,118	4,439	1,220,891
Professional fees	121,411	29,482	167,889	36,690	393,512
Donated service	-	1,500	-	3,000	9,750
Depreciation	4,131	-	7,267	-	10,115
Donated rent	-	750	-	1,500	4,875
Impairment of mineral property costs	-	-	-	-	3,542
Total general and administrative expenses	4,289,154	33,955	5,026,695	45,629	7,802,856

(Loss) from Operations	(4,289,154)	(33,955)	(5,026,695)	(45,629)	(7,802,856)

Other Income	-	-	26	-	9,922

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(4,289,154)	$(33,955)	$(5,026,669)	$(45,629)	$(7,792,934)

Comprehensive (Loss):
Foreign currency translation	(1,513)	-	(87)	-	2,556

Total Comprehensive (Loss)	$(4,290,667)	$(33,955)	$(5,026,756)	$(45,629)	$(7,790,378)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.04)	$(0.00)	$(0.05)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	104,941,610	225,412,500	102,349,962	225,412,500

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(5,026,669)	$(45,629)	$(7,792,934)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	7,267	-	10,115
Donated services and rent	-	4,500	14,625
Impairment of mineral properties	-	-	(3,400)
Stock-based compensation	3,478,737		3,478,737
Changes in net liabilities-
Prepaid expenses and deposit	(159,049)	90	(279,407)
Contract payable	6,550,000	-	6,550,000
Accounts payable and accrued liabilities	212,367	26,183	629,599
Net Cash Provided by (Used in) Operating Activities	5,062,653	(14,856)	2,607,335

Investing Activities:
Purchases of property and equipment	(19,999)	-	(99,709)
Acquisition of mineral licenses	(8,000,000)	-	(12,550,142)
Net Cash (Used in) Investing Activities	(8,019,999)	-	(12,649,851)

Financing Activities:
Issuance of common stock for cash	-	-	7,279,561
Issuance of common stock for finder's fee	(15,000)	-	(144,750)
Issuance of common stock for ownership interest	1,195,071	-	1,195,071
Stock subscriptions received	82,500	-	82,500
Loans from stockholders	1,471,353	-	1,471,353
Due to related parties	84,923	18	171,658
Net Cash Provided by Financing Activities	2,818,847	18	10,055,393

Effect of Other Comprehensive Income on Cash and Cash Equivalents	(87)	-	2,556
Net (Decrease) Increase in Cash and Cash Equivalents	(138,586)	(14,838)	15,433
Cash and Cash Equivalents - Beginning of Period	154,019	97,452	-
Cash and Cash Equivalents - End of Period	$15,433	$82,614	$15,433

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

On September 27, 2007, the Company issued 20,000,000 shares of common stock pursuant to the Share Purchase Agreement entered into for the acquisition of two mineral exploration licenses (See Note 5). The 20,000,000 shares of common stock were valued at $44,600,000.

On January 22, 2008, the Company issued 5,000,000 shares of common stock pursuant to the Asset Purchase Agreement entered into for the acquisition of two mineral exploration licenses (See Note 5). The 5,000,000 shares of common stock were valued at $7,650,000.

On January 31, 2008, the Company issued 12,000,000 shares of common stock pursuant to the Share Purchase Agreement entered into for a 10% investment in Hong Kong Mongolia Metals Limited. The 12,000,000 shares of common stock were valued at $15,071.

On June 5, 2008, the Company issued 680,000 units (each a “Unit”) to seven individuals due to the closing of the Company’s private placement at $1.00 per Unit for total gross proceeds of $680,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until June 5, 2010.

On June 5, 2008, the Company issued 500,000 shares to one individual due to the closing of the Company’s private placement at $1.00 per share for total gross proceeds of $500,000.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Uranium 308 Corp. (“Uranium 308” or “the Company”) was incorporated in the State of Nevada on November 18, 2005. Uranium 308 is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.” On July 2, 2007, Uranium 308 completed a merger with its wholly owned subsidiary, Uranium 308 Corp., which was incorporated in the State of Nevada on June 12, 2007, solely to effect a name change. As a result, Uranium 308 changed its name from Montagu Resources Corp. to Uranium 308 Corp. Uranium 308 initially acquired a mineral property located in the province of British Columbia, Canada, which was registered in the name of the former President of Uranium 308, who agreed to hold the claim in trust on behalf of the Company. As of November 23, 2007, Uranium 308 has forfeited its claim on such property. On September 27, 2007, Uranium 308 completed a Share Purchase Agreement entered into between Uranium 308, Mongolia Energy Limited (“MEL”), and all of the stockholders of MEL. MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia. As a result of the Share Purchase Agreement, Uranium 308 has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009, and 11317X effective to February 19, 2009, which are owned by Tooroibandi Limited. License number 12207X covers 4,017 hectares of mineral property named Jargalant, and license number 11317X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. Uranium 308's common shares are listed for trading on the OTC Bulletin Board under the symbol “URCO.”

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars. These consolidated financial statements include the accounts of Uranium 308 and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Uranium 308's fiscal year-end is December 31.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission Form 10-Q and Regulation S-X. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with Uranium 308's audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on April 15, 2008, with the SEC.

The interim consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly Uranium 308's consolidated financial position as of June 30, 2008, and the consolidated results of its operations and consolidated cash flows for the three months and six months ended June 30, 2008, 2007, and cumulative from inception. The results of operations for the three months and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2008.

Cash and Cash Equivalents

Uranium 308 considers cash on hand, cash in banks, and all highly liquid instruments with maturity of three months or less at the time of issuance to be cash and cash equivalents.

Revenue Recognition

Uranium 308 is in the exploration stage and has yet to realize revenues from operations. Once Uranium 308 has commenced operations, it will recognize revenues when delivery of its product has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Basic and Diluted Net Income (Loss) Per Share

Uranium 308 computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Income Taxes

Uranium 308 accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

Uranium 308 maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Uranium 308 generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The fair values of cash, accounts payable, accrued liabilities, and amounts due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Uranium 308 estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Uranium 308 could realize in a current market exchange. As of June 30, 2008, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

Concentration of Risk

Financial instruments which potentially subject Uranium 308 to concentrations of credit risk consist principally of cash. Uranium 308 places its temporary cash investments in reputable financial institutions which are fully insured by the government in which they are located. Financial instruments that potentially subject Uranium 308 to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. For the three months and six months ended June 30, 2008, and 2007, and cumulative from inception, Uranium 308 has not incurred a loss relating to this concentration of credit risk.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Mineral Properties and Exploration Expenses

Uranium 308 has been in the exploration stage since its formation on November 18, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition and licensing costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” Uranium 308 assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized for depletion purposes using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Long-lived Assets

In accordance with SFAS No. 144, Uranium 308 tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

For the three months and six months ended June 30, 2008, and 2007, and cumulative from inception, no events requiring an impairment loss occurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Uranium 308 regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets and deferred income tax asset valuation allowances. Uranium 308 bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Uranium 308 may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Comprehensive Income

Uranium 308 has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Foreign Currency Translation

Uranium 308's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”), using the exchange rate prevailing at the balance sheet date. Operating costs are translated using the average exchange rate prevailing during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Uranium 308 has not entered into derivative instrument transactions to offset the impact of foreign currency fluctuations. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

Stock-based Compensation

Uranium 308 records stock based compensation in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and Directors, including stock options. Uranium 308 had issued 7,100,000 stock options to its Directors and consultants as of June 30, 2008.

Uranium 308 has a stock-based compensation plan that is described more fully in Note 7.

2. Exploration Stage Activities and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies Uranium 308 will continue to realize its assets and discharge its liabilities in the normal course of business. Uranium 308 has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of Uranium 308 as a going concern is dependent upon the continued financial support from its stockholders, the ability of Uranium 308 to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2008, Uranium 308 had accumulated losses since inception of $7,792,934. These factors raise substantial doubt regarding Uranium 308's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Uranium 308 be unable to continue as a going concern.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

3. Related Party Transactions

For the period ended June 30, 2007, Uranium 308 recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of Uranium 308. The donated services and rent were terminated as of July 1, 2007.

As of June 30, 2008, Uranium 308 was indebted to a company controlled by a relative of the former President of Uranium 308 for $36,730 (December 31, 2007 - $86,735), which is non-interest bearing, unsecured, and due on demand.

As of June 30, 2008, Uranium 308 received $134,928 (December 31, 2007 – nil) from a related party company as an advance for an exploration fee. As of June 30, 2008, Uranium 308 owed $134,928 (December 31, 2007 – nil) to the related party.

For the six months ended June 30 2008, Mr. Michael Tan, the brother of the president and CEO of Uranium 308, received $16,000 (June 30, 2007 – nil) as consulting fees in accordance with the Consulting Agreement between Michael Tan and Uranium 308, dated July 24, 2007.

4. Loans from Stockholders

As of June 30, 2008, Uranium 308 received $1,471,353 (December 31, 2007 – nil) as loans from three stockholders. The loans from stockholders are unsecured, do not bear interest, and have no stated terms of repayment.

5. Mineral Properties and Licenses

In November 2005, Uranium 308, through its former president and Director, acquired 100% of the rights, title, and interest in a mining claim representing 20 units in the Kamloops Mining Division in the Province of British Columbia, Canada. Payment of $3,400 was required to record this mining claim and was paid by a company controlled by the president of Uranium 308. The claim is registered in the name of the former president of Uranium 308, who has agreed to hold the claim in trust on behalf of Uranium 308. On November 23, 2006, the mineral claim lapsed and the former president of Uranium 308 re-staked the mineral claim in trust for Uranium 308 at a cost of $142. However, as of November 23, 2007, Uranium 308 has forfeited its claim on this property.

On September 27, 2007, Uranium 308 completed the Share Purchase Agreement entered into between Uranium 308, MEL, and all the stockholders of MEL. MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia. As a result of the Share Purchase Agreement, Uranium 308 has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009, and 11317X effective to February 19, 2009, which are owned by Tooroibandi Limited. License number 12207X covers 4,017 hectares named Jargalant and License number 11317X covers 15,621 hectares named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. The cash and stock value of the Share Purchase Agreement was $49,150,000, and was attributable to the acquisition of the mineral property licenses described above.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

On January 15, 2008, Uranium 308 entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi Limited (the “Subsidiary”), whereby Uranium 308 has agreed to provide the consideration on behalf of the Subsidiary for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property), and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property) (collectively, the “Licenses”), which Licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien, and Binder Sum of Khentii Province of Mongolia in exchange for 10,000,000 shares of common stock of Uranium 308 and $8,000,000 in cash in accordance with the terms and conditions of the Asset Purchase Agreement. On January 22, 2008, Uranium 308 issued 5,000,000 shares of common stock to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between Uranium 308, Success Start, and Uranium 308’s subsidiary, Tooroibandi Limited. The cash and stock value of the Share Purchase Agreement were $8,000,000, and $15,300,000, respectively, and were attributable to the acquisition of the mineral property licenses described above.

On January 28, 2008, Uranium 308 entered into a share purchase agreement (the “Share Purchase Agreement”) with Mongolia Energy Limited (“MEL”), a subsidiary of Uranium 308, Tooroibandi Limited (“Tooroibandi”), a subsidiary of Uranium 308, Mongolia Metals Limited (“MML”), a company organized under the laws of the British Virgin Islands, and Hong Kong Mongolia Metals Limited (“HKMML”), a company organized under the laws of Mongolia and a wholly owned subsidiary of MML, whereby Uranium 308 has agreed to issue 12,000,000 shares of common stock of Uranium 308 to MML in exchange for MEL receiving a 10% ownership interest in MML; and Tooroibandi has agreed to allow HKMML the use of certain land holdings controlled by Tooroibandi for HKMML’s exploration and development of four tin exploration licenses referenced as license numbers 13061X, 13062X, 13063X, and 13064X covering 4658 hectares (collectively, the “Licenses”), which are located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia, in exchange for Tooroibandi receiving a 1% ownership interest in HKMML, all in accordance with the terms and conditions of the Share Purchase Agreement.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

On January 31, 2008, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10% ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of Uranium 308, which had already been issued to MML. In addition, HKMML is in the process of having Tooroibandi registered as a 1% owner of the registered capital in HKMML, which is expected to be finalized in the near term, and Tooroibandi has already had certain land holdings registered to HKMML for use under the Licenses granted to HKMML.

6. Common Stock

On March 15, 2007, Uranium 308 affected a 25:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 2,500,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

On July 2, 2007, Uranium 308 effected a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 2,500,000,000 shares of common stock with a par value of $0.00001 to 3,750,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented. Total issued and outstanding share capital has increased from 150,275,000 shares of common stock to 225,412,500 shares of common stock.

On July 27, 2007, Mr. Dennis Tan, the President, CEO, and Director, and Mr. Ka Yu, the former Secretary, Treasurer, and Director, who held in the aggregate 187,500,000 post forward stock split shares of common stock of Uranium 308, voluntarily agreed to surrendered for cancellation in the aggregate 166,500,000 shares of common stock in order to encourage equity investment in the Company. Mr. Dennis Tan voluntarily agreed to surrender for cancellation 96,500,000 of the 112,500,000 post forward stock split shares registered in his name, and Mr. Ka Yu voluntarily agreed to surrender for cancellation 70,000,000 of the 75,000,000 post forward stock split shares registered in his name. The cancellation of the 166,500,000 shares reduced the issued and outstanding shares at the time from 225,412,500 shares to 58,912,500 shares.

On September 7, 2007, Uranium 308 received common stock subscriptions for 1,360,000 units at $0.50 per unit for proceeds of $680,000. Each unit is comprised of one share of common stock and a one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at $0.75 per share with an expiration date two years from the date of issuance.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

From July 1, 2007, to September 11, 2007, Uranium 308 received common stock subscriptions for 6,297,501 units at $0.75 per unit for proceeds of $4,723,126. Each unit is comprised of one share of common stock and a one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at $1.50 per share with an expiration date two years from the date of issuance.

On September 27, 2007, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, and all the stockholders of MEL whereby Uranium 308 acquired 100% of the issued and outstanding shares in the capital of MEL, through the payment of $4,550,000 in cash, the issuance of 5,000,000 shares of common stock of Uranium 308 in aggregate to the stockholders of MEL on a pro rata basis in accordance with each MEL stockholders’ percentage of ownership in MEL, and the issuance of 15,000,000 shares of common stock of Uranium 308 to Mr. Lin Dong Hong (the vendor of Tooroibandi Limited). Under the terms of the Share Purchase Agreement, additional shares of common stock (up to 5,000,000 shares) are required to be issued to Mr. Lin Dong Hong based on the uranium reserves determined from the property in Mongolia covered by the two exploration licenses described above. The cash and stock value of the Share Purchase Agreement was $49,150,000, and was attributable to the acquisition of the mineral property licenses described above.

In relation to Uranium 308’s private placement offering at $0.75 per Unit entered into with the offshore investors only, Uranium 308 has or will be paying: (i) a cash finder’s fee in the amount of $72,000 to an entity in Singapore; (ii) a cash finder’s fee in the amount of $26,250 to an individual in Hong Kong; (iii) a finder’s fee of 66,666 shares of common stock to an individual in Singapore; (iv) a finder’s fee of 45,000 share of common stock to an individual in Singapore; and (v) a finder’s fee of 320,000 shares of common stock to an individual.

On November 29, 2007, Uranium 308 issued 588,500 units (each a “Unit”) to 17 individuals/entities due to the closing of the Company’s private placement at $1.00 per Unit for total gross proceeds of $588,500. Each Unit consists of one share of common stock of Uranium 308 and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until November 29, 2009.

In relation to Uranium 308’s private placement offering at $1.00 per Unit entered into with the offshore investors only, the Company has or will be paying: (i) a cash finder’s fee in the amount of $31,500 to an individual in Singapore; (ii) a finder’s fee of 10,000 shares of common stock to Rita Chou of Singapore; and (iii) a finder’s fee of 4,300 Shares of common stock to Hsien Loong Wong of Singapore.

On January 22, 2008, Uranium 308 issued 5,000,000 shares of common stock, valued at $1.53 per share, to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between Uranium 308, Success Start, and Uranium 308’s subsidiary, Tooroibandi Limited.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

On January 31, 2008, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10% ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of Uranium 308, which had already been issued to MML. The value of this transaction was $15,071.

On June 5, 2008, the Company issued 680,000 units (each a “Unit”) to seven individuals due to the closing of the Company’s private placement at $1.00 per Unit for total gross proceeds of $680,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until June 5, 2010.

In relation to the closing of the Company’s private placement offering at $1.00 per Unit entered into with the offshore investors, the Company will be paying: (i) cash finder’s fees in the amount of $3,000 to an individual in Singapore and (ii) cash finder’s fee in the amount of $12,000 to an entity in Singapore.

On June 5, 2008, the Company issued 500,000 shares to one individual due to the closing of the Company’s private placement at $1.00 per share for total gross proceeds of $500,000.

As of June 30, 2008, total issued and outstanding shares of common stock increased to 105,784,467 shares. As of June 30, 2008, total shares of common stock subscribed were 110,000 shares with a value of $82,500.

7. Stock-based Compensation

During the six months ended June 30, 2008, the amount of $3,478,737 of stock option compensation expense was recognized under the Stock-based Compensation Plan.

During the year ended December 31, 2007, 7,300,000 stock options were granted under the Stock-based Compensation Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 6,500,000 were issued to Directors and 800,000 were issued to consultants and an officer. The Optionee shall have the initial vested right to purchase an aggregate of up to five percent of the Option Shares on November 28, 2007, and the Optionee’s remaining right to purchase an aggregate of up to the remaining 95% of the Option Shares under the Option shall only vest in equal monthly proportions over a period of 19 months from the Initial Vesting Date. During the six months ended June 30, 2008, 200,000 stock options were cancelled because one consultant terminated his contract with Company.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

A summary of Uranium 308’s stock option activities is presented below:

Options Outstanding	Directors	Consultants	Total	Option Price	Value

Balance - December 31, 2007	6,500,000	800,000	7,300,000	$1.60	$1.53

Stock options cancelled	-	(200,000)	(200,000)	1.60	1.53

Balance - June 30, 2008	6,500,000	600,000	7,100,000	$1.60	$1.53

Compensation costs related to options that vest in the future will be recognized as the related options vest.

The fair value of the options granted during the year ended December 31, 2007, were estimated at $1.53 per using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

2007

Volatility:	263.3%
Risk-free interest rate:	3.50%
Dividend yield:	—
Expected lives (months):	19

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of Uranium 308’s stock options.

8. Appointment of Additional Directors and Officers

On November 7, 2007, Uranium 308 appointed Mr. David Lorge as Vice President of Exploration.

On November 28, 2007, Uranium 308 increased the Board of Directors by two and appointed Mr. Chris Metcalf and Mr. Martin Shen as Directors.

On February 20, 2008, Uranium 308 increased the Board of Directors by one and appointed Mr. Earl Abbott as a Director of Uranium 308.

 URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

9. Income Taxes

Potential benefits of income tax losses are not recognized by the Company until realization is more likely than not. Uranium 308 has net operating losses of $7,792,934 which expire in 2028. Pursuant to SFAS No. 109, Uranium 308 is required to compute deferred tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because Uranium 308 cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

For the six-month periods ended June 30, 2008, and 2007, the provision for income taxes consisted of the following (assuming an effective tax rate of 15 percent):

	Six Months Ended
	June 30,
	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$754,000	$45,629
Change in valuation allowance	(754,000)	(45,629)

Total deferred tax provision	$-	$-

As of June 30, 2008, deferred tax assets consisted of the following:

2008

Loss carryforwards	$1,168,557
Less - Valuation allowance	(1,168,557)

Total net deferred tax assets	$-

10. Commitments and Contingencies

On September 4, 2007, Uranium 308 entered into an operating lease for office space in Beijing, China. The term of the lease is for two years. The rent for the office space is payable quarterly in the amount of $9,318. Future minimum rental amounts under the lease amount to $37,272 in 2008, and $24,848 in 2009, respectively.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

11. Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of Uranium 308 does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements– a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. Uranium 308 does not expect the adoption of this pronouncement to have a material impact on its financial statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of Uranium 308 does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, FASB No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Uranium 308 does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of Uranium 308 does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

On September 27, 2007, the Company closed the Share Purchase Agreement, whereby the Company indirectly acquired two exploration licenses identified by license numbers 12207X effective through November 14, 2009, and 11317X effective through February 19, 2009, which are owned by Tooroibandi. The two licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. Exploration work has begun on the Janchivlan Property.

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

As of July 15, 2008, there are 105,784,467 shares of common stock issued and outstanding and no preferred shares have been issued or are outstanding.

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to focus our exploration activities on mineral properties in Mongolia and other regions. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at 2820 W. Charleston Blvd., Suite 22, Las Vegas, Nevada 89102. This is our mailing address as well. Our telephone number is 1-866-892-5232.

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

As of June 30, 2008, our total assets were $72,837,976; our total liabilities were $16,472,610; and, we had cash resources of $15,433.

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

At the present time our audit committee consists of all the members of our Board of Directors (Messrs. Dennis Tan, Anthony Tam, Martin Shen, Chris Metcalf, and Earl Abbott). Messrs. Shen, Metcalf, and Abbott are independent members of this committee.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2008, we received gross proceeds of $500,000 from one investor for the subscription of 500,000 shares of our common stock at a price of $1.00 per share. Shares were issued on June 5, 2008. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

From February 2, 2008 to the date of this quarterly report, we have received gross proceeds of $680,000 from seven investors for the subscription of 680,000 units (each a “Unit”) at a price of $1.00 per Unit. On June 5, 2008, the Company issued 680,000 Units to these seven individuals due to the closing of the Company’s private placement. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until June 5, 2010. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the closing of the Company’s private placement offering at $1.00 per Unit entered into with the offshore investors, the Company will be paying cash finder’s fees in the amounts of $3,000 to an individual in Singapore and $12,000 to an entity in Singapore.

The net proceeds from our private placement offerings has been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses and working capital.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

Effective July 18, 2008, Mr. Lin Dong Hong resigned as a director of the Company. On August 13, 2008, the Board of Directors of the Company accepted the resignation of Mr. Lin Dong Hong.

Item 6. Exhibits

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2008

URANIUM 308 CORP. (Registrant)
By: /s/ Dennis Tan
Dennis Tan
President, CEO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Tan	President, CEO, and	August 14, 2008
Dennis Tan	Director

/s/ Anthony Tam	Secretary, Treasurer, and	August 14, 2008
Anthony Tam	Director