Form 10-Q
period 2008-09-30
URANIUM 308 CORP.
filed 2008-11-14
CIK 1349777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common Stock, $0.00001 par value	105,784,467

Traditional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this Quarterly Report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs.

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

Item 1. Financial Statements

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

ASSETS

	2008	2007
Current Assets:
Cash and cash equivalents	$43,505	$154,019
Prepaid expenses and deposit	67,690	120,358
Total current assets	111,195	274,377

Property and Equipment:
Computer and office equipment	32,744	29,898
Field equipment	28,727	11,574
Vehicles	41,780	41,780
	103,251	83,252
Less - Accumulated depreciation	(14,615)	(2,848)
Net property and equipment	88,636	80,404

Other Assets:
Mineral property licenses	72,450,000	49,150,000
Total other assets	72,450,000	49,150,000
Total Assets	$72,649,831	$49,504,781

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$907,731	$397,232
Accrued liabilities	13,200	20,000
Contract payable	14,200,000	-
Loans from stockholders	1,824,353	-
Due to related parties	315,658	86,735
Total current liabilities	17,260,942	503,967
Total liabilities	17,260,942	503,967

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000 shares authorized; 105,784,467 and 87,604,467 shares issued and outstanding in 2008 and 2007, respectively	1,058	876
Additional paid-in capital	65,289,614	51,748,935
Paid subscriptions - 110,000 shares of common stock	82,500	-
Donated capital	14,625	14,625
Other accumulated comprehensive income	5,327	2,643
(Deficit) accumulated during the exploration stage	(10,004,235)	(2,766,265)
Total stockholders' equity	55,388,889	49,000,814
Total Liabilities and Stockholders' Equity	$72,649,831	$49,504,781

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Stock-based compensation	1,232,052	-	4,710,789	-	5,886,473
Geological exploration	801,135	81,695	1,576,819	81,695	2,306,885
General and administrative	133,144	225,297	730,262	229,736	1,183,289
Professional fees	40,471	51,126	208,360	87,816	433,983
Consulting	-	99,000	-	99,000	99,000
Travel	-	71,746	-	71,746	71,746
Donated services	-	-	-	3,000	9,750
Depreciation	4,499	816	11,766	816	14,614
Donated rent	-	-	-	1,500	4,875
Impairment of mineral property costs	-	-	-	-	3,542
Total general and administrative expenses	2,211,301	529,680	7,237,996	575,309	10,014,157

(Loss) from Operations	(2,211,301)	(529,680)	(7,237,996)	(575,309)	(10,014,157)

Other Income	-	9,583	26	9,583	9,922

Provision for income taxes	-	-	-	-	-
Net (Loss)	$(2,211,301)	$(520,097)	$(7,237,970)	$(565,726)	$(10,004,235)

Comprehensive (Loss):
Foreign currency translation	2,771	2,497	2,684	2,497	5,327
Total Comprehensive (Loss)	$(2,208,530)	$(517,600)	$(7,235,286)	$(563,229)	$(9,998,908)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.01)	$(0.07)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	105,784,467	61,465,507	103,503,153	59,772,854

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(7,237,970)	$(565,726)	$(10,004,235)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	11,767	816	14,615
Donated services and rent	-	4,500	14,625
Impairment of mineral properties	-	-	(3,400)
Stock-based compensation	4,710,789	-	4,710,789
Changes in net liabilities-
Prepaid expenses and deposit	52,668	(165,021)	(67,690)
Contract payable	6,550,000	-	6,550,000
Accounts payable and accrued liabilities	503,699	272,998	920,931
Net Cash Provided by (Used in) Operating Activities	4,590,953	(452,433)	2,135,635

Investing Activities:
Purchases of property and equipment	(19,999)	(53,432)	(99,709)
Construction in process	-	(80,322)	-
Acquisition of mineral licenses	(8,000,000)	(4,550,000)	(12,550,142)
Net Cash (Used in) Investing Activities	(8,019,999)	(4,683,754)	(12,649,851)

Financing Activities:
Issuance of common stock for cash	-	5,571,514	7,279,561
Issuance of common stock for finder's fee	(15,000)	(98,250)	(144,750)
Issuance of common stock for ownership interest	1,195,072	-	1,195,072
Stock subscriptions received	82,500	307,392	82,500
Loans from stockholders	1,824,353	-	1,824,353
Due to related parties	228,923	28	315,658
Net Cash Provided by Financing Activities	3,315,848	5,780,684	10,552,394
Effect of Other Comprehensive Income on Cash and Cash Equivalents	2,684	2,497	5,327

Net (Decrease) Increase in Cash and Cash Equivalents	(110,514)	646,994	43,505
Cash and Cash Equivalents - Beginning of Period	154,019	97,452	-
Cash and Cash Equivalents - End of Period	$43,505	$744,446	$43,505

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

On September 27, 2007, the Company issued 20,000,000 shares of common stock pursuant to the Share Purchase Agreement entered into for the acquisition of two mineral exploration licenses (See Note 5). The 20,000,000 shares of common stock were valued at $44,600,000.00

On January 22, 2008, the Company issued 5,000,000 shares of common stock pursuant to the Asset Purchase Agreement entered into for the acquisition of two mineral exploration licenses (See Note 5). The 5,000,000 shares of common stock were valued at $7,650,000.00

On January 31, 2008, the Company issued 12,000,000 shares of common stock pursuant to the Share Purchase Agreement entered into for a 10% investment in Hong Kong Mongolia Metals Limited. The 12,000,000 shares of common stock were valued at $15,071.

On June 5, 2008, the Company issued 680,000 units (each a “Unit”) to seven individuals due to the closing of the Company’s private placement at $1.00 per Unit for total gross proceeds of $680,000. Each Unit consists of one share of common stock of the Com and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until June 5, 2010.

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

1. Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Uranium 308 Corp. (“Uranium 308” or “the Company”) was incorporated in the State of Nevada on November 18, 2005. Uranium 308 is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.” On July 2, 2007, Uranium 308 completed a merger with its wholly owned subsidiary, Uranium 308 Corp., which was incorporated in the State of Nevada on June 12, 2007, solely to effect a name change. As a result, Uranium 308 changed its name from Montagu Resources Corp. to Uranium 308 Corp. Uranium 308 initially acquired a mineral property located in the province of British Columbia, Canada, which was registered in the name of the former President of Uranium 308, who agreed to hold the claim in trust on behalf of the Company. As of November 23, 2007, Uranium 308 forfeited its claim on such property. On September 27, 2007, Uranium 308 completed a Share Purchase Agreement entered into between Uranium 308, Mongolia Energy Limited (“MEL”), and all of the stockholders of MEL. MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia. As a result of the Share Purchase Agreement, Uranium 308 has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009, and 11317X effective to February 19, 2009, (the “Exploration Licenses”) which are owned by Tooroibandi Limited. License number 12207X covers 4,017 hectares of mineral property named Jargalant, and license number 11317X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The Exploration Licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. Uranium 308's common shares are listed for trading on the OTC Bulletin Board under the symbol “URCO.”

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

 Interim Financial Statements

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission Form 10-Q and Regulation S-X. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with Uranium 308's audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on April 15, 2008, with the SEC.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

The interim consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly Uranium 308's consolidated financial position as of September 30, 2008, and the consolidated results of its operations and consolidated cash flows for the three months and nine months ended September 30, 2008, 2007, and cumulative from inception. The results of operations for the three months and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2008.

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
SEPTEMBER 30, 2008, AND 2007
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

Uranium 308 maintains a valuation allowance with respect to deferred tax assets. Uranium 308 establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Uranium 308 generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

Uranium 308 estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Uranium 308 could realize in a current market exchange. As of September 30, 2008, the Company’s financial instruments approximated fair value to do the nature and short-term maturity of such instruments.

Concentration of Risk

Financial instruments which potentially subject Uranium 308 to concentrations of credit risk consist principally of cash. Uranium 308 places its temporary cash investments in reputable financial institutions which are fully insured by the government in which they are located. Financial instruments that potentially subject Uranium 308 to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. For the three months and nine months ended September 30, 2008, and 2007, and cumulative from inception, Uranium 308 has not incurred a loss relating to this concentration of credit risk.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

For the three months and nine months ended September 30, 2008, and 2007, and cumulative from inception, no events requiring an impairment loss occurred.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Foreign Currency Translation

Uranium 308's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”), using the exchange rate prevailing at the balance sheet date. Operating costs are translated using the average exchange rate prevailing during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Chinese Renminbi Yuan, Mongolian Tugriks, and Canadian dollars. Uranium 308 has not entered into derivative instrument transactions to offset the impact of foreign currency fluctuations. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

 Stock-based Compensation

Uranium 308 records stock based compensation in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and Directors, including stock options. The Company had issued 5,100,000 stock options to its Directors and consultants as of September 30, 2008.

Uranium 308 has a stock-based compensation plan that is described more fully in Note 7.

2. Exploration Stage Activities and Going Concern

During the period from inception through September 30, 2008, and subsequent thereto, the Company continued its mineral property acquisition, exploration programs, and capital formation activities through the issuance of equity, debt and other contract obligations, and loans from stockholders and other related parties.

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies Uranium 308 will continue to realize its assets and discharge its liabilities in the normal course of business. Uranium 308 has not generated revenues since inception and has never paid any dividends, and it is unlikely that the Company will pay dividends or generate earnings in the immediate or foreseeable future. The continuation of Uranium 308 as a going concern is dependent upon the continued financial support from its stockholders, the ability of Uranium 308 to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability. As of September 30, 2008, Uranium 308 had accumulated losses since inception of $10,004,235. These factors raise substantial doubt regarding Uranium 308's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Uranium 308 be unable to continue as a going concern.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

3. Related Party Transactions

For the period ended June 30, 2007, Uranium 308 recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of Uranium 308. The donated services and rent were terminated as of July 1, 2007.

As of September 30, 2008, Uranium 308 was indebted to a company controlled by a relative of the former President of Uranium 308 for $36,730 (December 31, 2007 - $86,735), which is non-interest bearing, unsecured, and due on demand.

As of September 30, 2008, Uranium 308 received $134,928 (December 31, 2007 - nil) from a related party company as an advance for an exploration fee. As of September 30, 2008, Uranium 308 owed $134,928 (December 31, 2007 - nil) to the related party company.

For the nine months ended September 30, 2008, the Company paid Mr. Dennis Tan, the president and CEO of Uranium 308, $30,000, and as of September 30, 2008, owed him $80,000, as consulting fees in accordance with the Consulting Agreement between Dennis Tan and Uranium 308, dated July 24, 2007.

For the nine months ended September 30, 2008, the Company paid Mr. Michael Tan, the brother of the president and CEO of Uranium 308, $24,000, and as of September 30, 2008, owed him $64,000, as consulting fees in accordance with the Consulting Agreement between Michael Tan and Uranium 308, dated July 24, 2007.

4. Loans from Stockholders

As of September 30, 2008, Uranium 308 received $1,824,353 (December 31, 2007 - nil) as loans from three stockholders. The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

5. Mineral Properties and Licenses

In November 2005, Uranium 308, through its former president and Director, acquired 100% of the rights, title, and interest in a mining claim representing 20 units in the Kamloops Mining Division in the Province of British Columbia, Canada. Payment of $3,400 was required to record this mining claim and was paid by a company controlled by the president of Uranium 308. The claim is registered in the name of the former president of Uranium 308, who has agreed to hold the claim in trust on behalf of Uranium 308. On November 23, 2006, the mineral claim lapsed and the former president of Uranium 308 re-staked the mineral claim in trust for Uranium 308 at a cost of $142. However, as of November 23, 2007, Uranium 308 forfeited its claim on this property.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

On September 27, 2007, Uranium 308 completed the Share Purchase Agreement entered into between Uranium 308, MEL, and all the stockholders of MEL. MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia. As a result of the Share Purchase Agreement, Uranium 308 indirectly acquired the Exploration Licenses (identified by license numbers 12207X effective to November 14, 2009, and 11317X effective to February 19, 2009), which are owned by Tooroibandi Limited. License number 12207X covers 4,017 hectares named Jargalant and License number 11317X covers 15,621 hectares named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia. The Exploration Licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia. The cash and stock value of the Share Purchase Agreement was $49,150,000, and was attributable to the acquisition of the mineral property licenses described above.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

On January 28, 2008, Uranium 308 entered into a share purchase agreement (the “Share Purchase Agreement”) with Mongolia Energy Limited (“MEL”), a subsidiary of Uranium 308, Tooroibandi Limited (“Tooroibandi”), a subsidiary of Uranium 308, Mongolia Metals Limited (“MML”), a company organized under the laws of the British Virgin Islands, and Hong Kong Mongolia Metals Limited (“HKMML”), a company organized under the laws of Mongolia and a wholly owned subsidiary of MML, whereby Uranium 308 agreed to issue 12,000,000 shares of common stock of Uranium 308 to MML in exchange for MEL receiving a 10% ownership interest in MML; and Tooroibandi has agreed to allow HKMML the use of the Exploration Licenses controlled by Tooroibandi for HKMML’s exploration and development of four tin exploration licenses referenced as license numbers 13061X, 13062X, 13063X, and 13064X covering 4658 hectares (collectively, the ‘Tin Exploration Licenses”), which are located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia, in exchange for Tooroibandi receiving a 1% ownership interest in HKMML, all in accordance with the terms and conditions of the Share Purchase Agreement.

On January 31, 2008, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10% ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of Uranium 308, which had already been issued to MML. In addition, HKMML is in the process of having Tooroibandi registered as a 1% owner of the registered capital in HKMML, which is expected to be finalized in the near term, and Tooroibandi has already had the Exploration Licenses registered on behalf of HKMML for use under the Tin Exploration Licenses registered to HKMML. (See Note 12 for additional information).

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

On January 31, 2008, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10% ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of Uranium 308, which had already been issued to MML. The value of this transaction was $15,071. (See Note 12 for additional information).

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

As of September 30, 2008, total issued and outstanding shares of common stock increased to 105,784,467 shares. As of September 30, 2008, total shares of common stock subscribed were 110,000 shares with a value of $82,500.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

7. Stock-based Compensation

During the nine months ended September 30, 2008, the amount of $4,710,789 of stock option compensation expense was recognized under the Stock-based Compensation Plan.

During the year ended December 31, 2007, 7,300,000 stock options were granted under the Stock-based Compensation Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 6,500,000 were issued to Directors and 800,000 were issued to consultants and an officer. The Optionee shall have the initial vested right to purchase an aggregate of up to five percent of the Option Shares on November 28, 2007, and the Optionee’s remaining right to purchase an aggregate of up to the remaining 95% of the Option Shares under the Option shall only vest in equal monthly proportions over a period of 19 months from the Initial Vesting Date. During the nine months ended September 30, 2008, 2,200,000 stock options were cancelled because one director resigned and one consultant terminated his contract with the Company.

A summary of Uranium 308’s stock option activities is presented below:

Options Outstanding	Directors	Consultants	Total	Option Price	Value

Balance - December 31, 2007	6,500,000	800,000	7,300,000	$1.60	$1.53

Stock options cancelled	(2,000,000)	(200,000)	(2,200,000)	1.60	1.53

Balance - September 30, 2008	4,500,000	600,000	5,100,000	$1.60	$1.53

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

9. Income Taxes

Potential benefits of income tax losses are not recognized by the Company until realization is more likely than not. Uranium 308 has net operating losses of $10,004,235 which expire in 2028. Pursuant to SFAS No. 109, Uranium 308 is required to compute deferred tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because Uranium 308 cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

For the nine months periods ended September 30, 2008, and 2007, the provision for income taxes consisted of the following (assuming an effective tax rate of 15 percent):

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$1,085,696	$86,296
Change in valuation allowance	(1,085,696)	(86,296)
Total deferred tax provision	$-	$-

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

As of September 30, 2008, deferred tax assets consisted of the following:

2008

Loss carryforwards	$1,500,635
Less - Valuation allowance	(1,500,635)
Total net deferred tax assets	$-

10. Commitments and Contingencies

On September 4, 2007, Uranium 308 entered into an operating lease for office space in Beijing, China. The term of the lease is for two years. The rent for the office space is payable quarterly in the amount of $9,318. Future minimum rental amounts under the lease amount to $37,272 in 2008, and $24,848 in 2009, respectively. At the beginning of July 2008, Uranium 308 terminated the office lease agreement.

On September 26, 2008, Uranium 308 Entered into an operating lease for office space in Beijing, China. The operating lease will be effective on November 7, 2008. The term of the lease is for two years. The rent for the office space is payable quarterly in the amount of $12,780. Future minimum rental amounts under the lease amount to $51,120 in 2009 and $38,340 in 2010, respectively.

In late August 2008, MEL discovered that Lin Dong Hong, a former director of the Company, engaged in alleged self-dealing and fraudulent transfer of 20.53% of the ownership of Tooroibandi to Xinjiang Ridong Mining Investment Co. Ltd, a Chinese company that is owned by Lin Dong Hong, under Mongolia’s Foreign Investment and Foreign Trade Authority Resolution A-2783.

In early September 2008, MEL discovered that Lin Dong Hong allegedly fraudulently transferred an additional 22% ownership of Tooroibandi to Mr. Mo Qihua, a business associate of Lin Dong Hong, under Mongolia’s Foreign Investment and Foreign Trade Authority Resolution A-3769.

On August 7, 2008, the Company, under MEL, wrote letters to the State Registration Office of Mongolia (“SRO”) and to the Foreign Investment and Foreign Trade Authority of Mongolia (“FIFTA”) to have the share registrations reversed and is awaiting the decision of these offices. In addition, MEL filed a claim under a Civil Case with the Capital City Administrative Court against the alleged illegal registrations with SRO and FIFTA. The Civil Case has been suspended pending the outcome of a civil case related to a claim filed by Lin Dong Hong’s authorized representative, Mrs. N. Enkhtuya, against MEL’s authorized representative, Mr. D. Enkhtur.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

The Civil Case was also delayed while the Chief Justice of Mongolia considered issues and challenges relating to relevance of evidence, acceptance of counterclaim, change of venue, and removal of Judge T. Tuya. The Chief Justice of Mongolia has denied the request to have Judge T. Tuya removed, and the Civil Case is expected to proceed in the near future. The management of the Company believes that outcome of the Civil Case will take several months to be determined.

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
SEPTEMBER 30, 2008, AND 2007
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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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
SEPTEMBER 30, 2008, AND 2007
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

12. Subsequent Event

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the four Tin Exploration Licenses (License Numbers 13061X, 13062X, 13063X, and 13064X) received by HKMML through the Share Purchase Agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the Exploration Licenses (License Numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for Uranium 308 and MEL to enter into such Share Purchase Agreement. The Tin Exploration Licenses were determined to be located completely within the boundaries of the two Exploration Licenses held by Tooroibandi. The Board of Directors is currently evaluating the position of the Company under the terms of the Share Purchase Agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML. As of November 13, 2008, the matter is still pending before the Board of Directors of the Company.

Item 2. Management’s Discussion and Analysis and Results of Operations

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

As of October 31, 2008, there are 105,784,467 shares of common stock issued and outstanding and no preferred shares have been issued or are outstanding.

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

The Company drilled a total of six holes in diamond core drilling program to a total depth of 3,270 meters on the South Block target from April 17, 208 to July 24, 208. A number of zones of significant radioactivity were encountered.

Hole UDH-08-01 was drilled at -45 degrees, S 15 degrees E to a total depth of 667 meters. Significant radioactivity, at least 2x background, was encountered in 9 zones, at 10 meters, 58 meters, 93 meters, 142 meters, 201 meters, 363 meters, 477 meters, 505 meters, and 610 meters. Apparent thicknesses vary from 1 meter to as much as 60 meters. This hole was ended in radioactive material because of drill problems. Many of the zones are known from nearby trenches, but the most significant zone was unexpected and may constitute a new discovery zone. This zone begins at 610 meters and extends to the bottom of the hole, an apparent thickness of 60 meters.

Hole UDH-08-02, located about 125 meters to the northwest of hole UDH-08-01, was drilled at -45 degrees, S 15 degrees E to a total depth of 504 meters. Significant radioactivity was encountered in 14 zones, at 15 meters, 55 meters, 90 meters, 154 meters, 198 meters, 213 meters, 250 meters, 303 meters, 313 meters, 381 meters, 410 meters, 427 meters, 454 meters, and 465 meters. Apparent thicknesses range to as much as 40 meters.

Hole UDH-08-03, located about 164 meters to the northeast of hole UDH-08-01, was drilled at -45 degrees, due south to a total depth of 581 meters. Significant radioactivity was encountered in 4 thick zones, a complex zone beginning at 5 meters and ending at 52 meters, another complex zone from 64 meters to 76 meters, another complex zone from 98 meters to 144 meters, and 270 meters.

Hole UDH-08-04, located about 400 meters to the southwest of hole UDH-08-01, was drilled at -45 degrees, due south to a total depth of 418 meters. It encountered zones of significant radioactivity at 5 meters, 14 meters, 23 meters, 57 meters, 75 meters, 97 meters, 127 meters, 143 meters, 172 meters, a complex zone beginning at 256 meters and ending at 310 meters, another simple zone at 338 meters, and a complex zone beginning at 376 meters and ending at 397 meters.

Hole UDH-08-05 was drilled at -45 degrees, due North to a total depth of 570 meters. Significant radioactivity, at least 2x background, was encountered in nine zones, at 83.5 meters, 104 meters, 122 meters, 134.5 meters, 188 meters, 229 meters, 436 meters, 452 meters, and 500 meters. Apparent thicknesses vary from 1 meter to as much as 9 meters.

Hole UDH-08-06, was drilled at -45 degrees, due North to a total depth of 530 meters. Significant radioactivity at least 2x background was encountered in three zones, at 50.5 meters, 150 meters, and 284 meters. Apparent thicknesses are 10 meters, 7.5 meters, and 10 meters respectively.

The Company drilled a one hole in diamond core drilling program to a total depth of 495 meters on the North Block target from August 19 – 27, 2008. A number of zones of significant radioactivity were encountered.

Hole EDH-08-01 was drilled at -45 degrees, North 25 degrees East and encountered anomalous radioactivity, at least 2 times background in sixteen separate locations in the hole. Apparent thicknesses generally vary from 1 meter to as much as 8 meters. Two notable radioactive zones include a 23-meter thick zone at 27 meters depth that we believe coincides with significant uranium mineralization encountered in the 2007 drill program. In the other zone, located at 415 meters, the drill encountered an apparent thickness of 5 meters of 20 times background. This second zone is one that has not been encountered before in trenching or drilling, either during the 2007 program or by previous operators. The high radioactivity in this new zone is very encouraging and the zone will be tested again in the next drill hole.

No quantitative uranium grades are known for the above radioactive zones at this time as the analytical results are pending. These six holes in the South Block target and the one hole in the North Block target complete our drilling for the time being.

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

On June 5, 2008, we received gross proceeds of $15,000 from one investor for the subscription of 20,000 units a price of $0.75 per unit. Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants.

In relation to the closing of our private placement offering at $0.75 per Unit entered into with one offshore investor, we will be paying cash finder’s fee in the amounts of $1,500.00 to an individual in Singapore.

In addition, from June 11 to June 13, 2008, we received gross proceeds of $67,500 from two investors for the subscription of 90,000 shares at a price of $0.75 per share.

As of the date of this Quarterly Report, we have yet to generate any revenues.

As of September 30, 2008, our total assets were $72,649,831; our total liabilities were $17,260,942; and, we had cash resources of $43,505.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).

The Chinese Renminbi yuan (“RMB”), Mongolian Tugriks and the US dollar are the functional currencies of the Company and its operating subsidiaries, Mongolia Energy Limited and Tooroibandi Limited. Therefore, the Company is at risk to financial gain or loss as a result of foreign exchange movements against the US dollar. The Company minimizes its foreign exchange risk by maintaining low account balances in currencies other than the US dollar. The Company does not currently have major commitments to acquire assets in foreign currencies.

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, we know of no material, active, or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. Except as described below, there are no proceedings in which any of our Directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Facts

On August 23, 2007, Mongolian Energy Limited (“MEL”), a company incorporated under the laws of the British Virgin Islands and wholly owned by Uranium 308 Corp. (“U308”), a company incorporated under the laws of the State of Nevada, and Tooroibandi Limited (“Tooroibandi”), a company incorporated under the laws of Mongolia, entered into a transaction called a Share Purchase Agreement (“SPA”) whereby the sole shareholder of Tooroibandi, Mr. Lin Dong Hong, sold 100% of his shares in Tooroibandi to MEL in exchange for US$4,550,000, conducting a mineral exploration program to complete an initial geological resource estimate by Oct. 15, 2007, to complete a final geological resource estimate by Oct. 15, 2008, and the issuance of 15,000,000 shares of common stock of U308 (referred to as “Transaction #1”).

To register the sale and purchase of 100% of the Tooroibandi shares, as concluded by the SPA transaction, with the Foreign Investment and Foreign Trade Agency (“FIFTA”) and the State Registration Office (“SRO”), on September 10, 2007, MEL Director, Mr. Anthony Tam, executed a power of attorney (“POA”) authorizing Lin Dong Hong to sign and execute all corporate documents on behalf of Mongolia Energy Limited in Mongolia. It was believed by MEL and U308 management that Lin Dong Hong, having been the previous owner of Tooroibandi, and a new shareholder in the parent company U308 with physical presence in Mongolia, and therefore, was in the best position to register the concluded transaction.

Two days after receiving the POA to register the sale and purchase of the Tooroibandi shares as concluded by the SPA transaction, Lin Dong Hong proceeded to register with FIFTA and SRO as requested by the parties.  However, rather than registering the SPA as executed by the parties, Lin Dong Hong for some unknown reason executed and submitted a document titled Contract to Transfer the Rights of Tooroibandi to MEL. As well, he executed and submitted a new company charter for Tooroibandi showing MEL as the founder of the company and an official letter asking SRO to release him from his former obligations as an investor and to transfer all such rights of Tooroibandi permanently to MEL and to increase the share capital.

FIFTA issued Resolution #A-3512 accepting these as registration documents and ordered: (1) the removal of Lin Dong Hong the shareholder of Tooroibandi; (2) the increase in the company’s capital fund by US$1,150,000 which made the total capital fund US$1,161,100; and (3) the transfer of 100% of Lin Dong Hong’s shares in Tooroibandi to MEL. The order further states that all changes shall be made to the FIFTA Certificate. SRO soon followed by amending the Tooroibandi certificate to reflect MEL as the 100% shareholder in Tooroibandi.

In September 2007 and in keeping with the terms of the SPA, U308 employed two senior exploration experts to conduct preliminary exploration. From September 2007 to September 30, 2008, MEL and U308 have paid in aggregate US$1,588,353.56 in exploration related expenses on the Janchivlan Property project under Licenses 11317X and 12207X held by Tooroibandi.

Problems began on June 5, 2008 when Lin Dong Hong transferred 20.53% of MEL’s shares in Tooroibandi to a company he either owns or represents called Xinjiang Ridong Investment Mining Co. (“Xinjiang”) (referred to as “Transaction #2”). Not once did Lin Dong Hong inform any of the members of MEL’s Board of Directors, as the sole shareholder in Tooroibandi, of Transaction #2. MEL never held a shareholder’s meeting authorizing the sale and MEL never issued a shareholder’s resolution to authorize the sale. To make the transfer, Lin Dong Hong executed two letters as the executive director of Tooroibandi: (1) a founders resolution stating that Xinjiang will become a shareholder and that Tooroibandi will US$300,000 in exchange; and (2) a letter to SRO stating the same. Additionally, Lin Dong Hong signed and executed a new Founders Agreement between MEL and Xinjiang, and a new Charter for Tooroibandi showing both MEL and Xinjiang as shareholders (MEL with 79.49% and Xinjiang with 20.53%). For both the Founders Agreement and new Charter Lin Dong Hong signed and executed on behalf of both MEL and Xinjiang using his September 2007 POA from MEL.

On June 9, 2008, FIFTA Resolution A-2783 was issued making amendments to the FIFTA Certificate for Tooroibandi. The Director of FIFTA, B. Ganzorig, ordered: (1) to increase the capital fund by US$300,000 totaling US$1,461,100; (2) to add a Chinese company named Xinjiang Ridong as an investor in Tooroibandi; (3) to register the company as a BVI/PRC joint venture; (4) extend the term of operation by one year based on a June 5, 2008 founder’s resolution of Tooroibandi, revised charter and agreement, and tax office confirmation number 26083689; and (5) to make all relevant amendments to the FIFTA Certificate. SRO accepted these changes and amended the Company Certificate to reflect these changes.

Again on August 2, 2008, Lin Dong Hong transferred more of MEL’s shares in Tooroibandi to an individual named Mo Qihua. (referred to as “Transaction #3”). Similar to Transaction #2, not once did Lin Dong Hong inform MEL’s Board of Directors, as the sole/majority shareholder in Tooroibandi, of Transaction #3. MEL never held a shareholder’s meeting authorizing the sale and MEL never issued a shareholder’s resolution authorizing the sale. To ensure the transfer of the shares, Lin Dong Hong executed shareholder meeting minutes authorizing the receipt of assets and sale of Tooroibandi shares and a shareholder resolution based on the meeting minutes. In both cases, Lin Dong Hong represented and signed on behalf of both MEL and Xinjiang.  Additionally, Lin Dong Hong signed a new Founders Agreement between MEL, Xinjiang and Mo Qihua, a new Charter for Tooroibandi showing MEL, Xinjiang and Mo Qihua as shareholders (MEL with 57.47%, Xinjiang with 20.53% and Mo Qihua with 22%), and a resolution of the executive director of Tooroibandi making Mo Qihua a shareholder and increasing the capital fund. For both the Founders Agreement and new Charter, Lin Dong Hong signed and executed on behalf of both MEL and Xinjiang using his September 2007 POA from MEL.

On August 5, 2008, FIFTA resolution A-3679 was issued stating: (1) to increase the capital fund of Tooroibandi by US$410,000 totaling US$1,871,100; (2) add Mo Qihua as 22% owner of Tooroibandi based on the August 2, 2008 request, shareholder meeting minutes, revised Founders Agreement and revised Charter; and (3) to make the relevant changes on the FIFTA Certificate for Tooroibandi. SRO accepted these changes and amended the Company Certificate to reflect these changes.

To accomplish the aforementioned Transaction #2 and Transaction #3, Lin Dong Hong used a power of attorney which was granted to him on September 10, 2007 by Mr. Anthony Tam, a director and officer of MEL. However, a power of attorney signed by a director alone is insufficient to transfer assets of a company. In accordance with Mongolia’s Civil Code Article 64, a written power of attorney is effective for the transfer of a company’s assets (the Tooroibandi shares) if and only if it is also signed by the company’s accountant. The power of attorney granted to Lin Dong Hong was signed only by MEL’s sole director at the time and the authority granted was limited to corporate matters within Lin Dong Hong’s scope as the Executive Director of Tooroibandi.

Actions taken by U308 and MEL

In June 2008, U308 and MEL enlisted the services of Lehman, Lee & Xu (“LLX Mongolia”), a People’s Republic of China law firm, which has 31 offices throughout China including offices in Mongolia, Beijing and Hong Kong, to assist it in its efforts to protect its assets. LLX Mongolia is headed by two attorneys from the United States. At this time, it was believed that Lin Dong Hong might be trying to transfer the minerals licenses held by Tooroibandi, but there was no indication that a share transfer was underway.

On June 9, 2008, Anthony Tam executed a Power of Attorney Revocation to revoke, rescind and terminate the POA given to Lin Dong Hong on September 10, 2007.

On June 12, 2008, MEL held a shareholder meeting that authorized Mr. Earl Abbot and LLX Mongolia to act on behalf of Tooroibandi LLC on all matters in Mongolia.

On July 21, 2008 MEL held a shareholder meeting to remove Lin Dong Hong as the Executive Director of Tooroibandi, to appoint Deborah Davis Korpi as the new executive director of Tooroibandi and to authorize LLX Mongolia to make the change with the proper authorities.

On August 5, 2008, LLX went to SRO to ask them to release Lin Dong Hong and to register Deborah Davis Korpi as the Executive Director of Tooroibandi. As well, based on Lin Dong Hong’s refusal to hand over company documents, including the Company Certificate and FIFTA Certificate among others (which were alleged to be in China), on August 5, 2008, LLX informed SRO that the Company Certificate had been lost and that a new certificate should be reissued. It was during this time that LLX learned of the first illegal share transfers and reported to MEL and U308.

On August 7, 2008, MEL wrote letters to SRO and FIFTA requesting that the share registrations for Transaction #2 and Transaction #3 be reversed and is awaiting the decision of these offices. Copies of these letters were attached as Exhibit 99.1 and 99.2 to the Form 8-K filed on August 27, 2008 and are incorporated herein by reference.

Under instruction from U308 and MEL, LLX Mongolia filed a claim on behalf of MEL on August 7, 2008 in the Capital City Administrative Court (a court of first instance for administrative cases) against the “illegal” registrations by SRO and FIFTA a copy of which was attached as Exhibit 99.3 to the Form 8-K filed on August 27, 2008 and is incorporated herein by reference. The affidavit of Mr. Anthony Tam was filed in support of this claim and a copy of his affidavit was attached as Exhibit 99.4 to the Form 8-K filed on August 27, 2008 and is incorporated herein by reference.

On September 12, 2008, US Embassy, LLX Mongolia and MEL representatives met with officials at FIFTA to make a formal complaint and to seek remedy to the illegal share transfers.

Actions taken by Lin Dong Hong

Since mid August Lin Dong Hong has remained outside of Mongolia to avoid possible criminal investigation and to avoid being subject to the jurisdiction of the courts of Mongolia.

On August 20, 2008, Lin Dong Hong through his authorized representative, Attorney N. Enkhtuya filed a civil claim against the authorized representative of MEL, Attorney D. Enkhtur in the Sukhbaatar District Court in Mongolia. The claim states as follows:

1.	Lin Dong Hong made a “Contract transferring right for the company” (Tooroibandi) on September 12, 2007, but it violates the articles 56, and 64 of the Civil Code of Mongolia.

2.	For making this “Right transferring contract”, Lin Dong Hong made a deal with only himself exercising an illegal right not authorized by the MEL legal company of Hong Kong on September 10, 2007.
3.
The Power of Attorney issued by MEL to Lin Dong Hong authorizes him only “to sign on relevant documents on behalf of the company” but Lin Dong Hong participated illegally in the Civil Legal relation and made the Right transferring contract and violated the law by this act.

Lin Dong Hong’s authorized representative, Attorney N. Enkhtuya is requesting that the court declare the “Right transferring contract” concluded on September 12, 2007 as invalid. A translated copy of the claim filed by Attorney N Enkhtuya on behalf of Lin Dong Hong is attached hereto as Exhibit 99.1.

On September 12, 2008, Attorney N. Enkhtuya asked the court to order MEL to not conclude any agreements in the name of Tooroibandi, to not carry out drilling works in the license area of the company, to not release or hire new employees and not to send exploration reports outside of the country.

Civil Court

On August 27, 2008, Judge Tuya issued a Judge’s Directive on August 27, 2008, whereby she has: (i) directed the parties to open a civil case; (ii) to deliver one copy of the claim to Attorney D Enkhtur (authorized representative of MEL); (iii) to assign a Judge’s assistant, Mr. Ts. Enkhtuvshin, to inform the claimant, his representative or advocate his responsibility to determine his evidences for his request and refusal and corroborate them by himself and inform he rights and responsibilities of involvers in the case as specified on Article 25 and 26 of the Civil Case Court Discussion Law; and (iv) to note that no one is entitled to make complaints to this directive. A copy of the Judge’s Directive is attached hereto as Exhibit 99.2.

On September 25, 2008, Sukhbaatar District Court’s Judge, Tuya, granted Attorney N. Enkhtuya’s requests to order MEL not to conclude any agreements in the name of Tooroibandi, not to carry out drilling works in the license area of the company, not to release or hire new employees and not to send exploration reports outside of the country.

On October 8, 2008, Attorney D. Enkhtur received a call from Attorney N. Enkhtuya stating that she was at the Sukhbaatar District Court and that the trial would begin immediately. Attorney D. Enkhtur went to the court and made a complaint to the judge that: (1) Opposing counsel and not the court was informing him of the court date; (2) that the judge’s assistant said that the court date would be set in two weeks time; (3) that Attorney D. Enkhtur has been down to the court almost daily (as evidenced by the sign-in page on the case book) and no notice had been given. Based on Attorney D. Enkhtur’s grounds the judge rescheduled the trial for October 14, 2008.

On October 13, 2008, U308 and MEL representative Earl Abbot arrived in Mongolia and was briefed on his role in the court proceedings. On October 14, 2008, MEL’s Director, Mr. Anthony Tam arrived in Mongolia and was briefed on his role in the court proceedings

On October 14, 2008, the US Embassy, U308, MEL, Tooroibandi and LLX representatives appeared before the Sukhbaatar District Court. During the trial, Attorney D. Enkhtur challenged the judge, stating that the judge had incomplete comprehension of the case and that the case could not be tried in a fair manner because the judge had denied all requests.  Some specifics were: (1) Anthony Tam should have been allowed to participate; (2) the court should have obtained the evidence from SRO and FIFTA as requested; (3) the plaintiffs claim was accepted even though all legal requirements were not met; (4) the judge did not properly consider the jurisdiction of the case; and (5) according to law the judge should have accepted all evidence into the case file and she would not. As well, the Contract to Transfer Right of Company cannot be understood in a vacuum without the surrounding evidence of the transaction. Attorney D. Enkhtur also stated that the denial of this is evidence of possible judicial bias.  The trial was then postponed until the Chief Justice made his decision regarding the challenge.

On October 28, 2008 Attorney D. Enkhtur was informed that the Chief Judge of the Sukhbaatar District Court has denied the request to have Judge T. Tuya removed and the Civil Case is expected to proceed in the very near future. Uranium 308 believes that the Civil Case will take a few months to be determined.

Administrative Court

The claim filed by MEL with the Capital City Administrative Court against the illegal registrations by SRO and FIFTA with respect to Transaction #2 and Transaction #3 have been suspended pending the outcome of the Civil Case on the claim filed by Lin Dong Hong’s authorized representative, Attorney N. Enkhtuya against MEL’s authorized representative, Attorney D. Enkhtur.

Criminal

The state Prosecutor has informed Attorney D. Enkhtur that he will open a case pending the findings of the courts. Until this time, Lin Dong Hong will not be criminally prosecuted.

Item 1A. Risk Factors

An investment in the Company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

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

Mineral exploration and extraction procedures require permits from various foreign governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. We cannot assure that we will be able to obtain or maintain any of the permits required for continued exploration of the properties under license or for the construction and operation of a mine on these properties at economically viable costs. Failure to obtain and maintain permits or failure to construct and operate a mine may cause our business to fail.

We reasonably believe that we are in compliance with all material laws and regulations currently applicable to our activities, however we cannot assure that we can continue to remain in compliance. Applicable laws and regulations may be amended preventing us from complying with them, as amended. If we are unable to comply with any amending laws and regulations our business may fail.

Establishing the existence of a mineral resource on any of the properties under license in commercially exploitable quantities and subsequently developing the property into a producing mine will require additional capital. Failure to raise this additional capital will prevent us from exploiting the resource and our business may fail.

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

Experience, knowledge and careful evaluation may not be able to overcome the many risks associated with exploration, development and production. Our operations are always subject to inherent hazards and risks in the exploration for mineral resources. Discovery of a mineral resource in commercially exploitable quantities, could subject our operations to all of the inherent hazards and risks associated with the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot or may not elect to insure. Such events may result in work stoppages and damage to property, including damage to the environment. It is not always possible to obtain insurance against all such risks and the Company may decide not to insure against certain risks as a result of high premiums or other reasons. The incurrence of an event that is not fully covered, or covered at all, by insurance, could have a material adverse effect on the Company’s financial conditions, results of operations and cash flows and could lead to a decline in the value of the securities of the Company. Currently, we do not maintain adequate insurance coverage against operating hazards. Payment for any liability that arises from such occurrences may have a material adverse effect on the Company.

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

There can be no assurance that the interest held by the Company in its exploration properties are free from defects.

The Company has investigated its rights to explore and exploit its various properties and, to the best of its knowledge, those rights are in good standing but no assurance can be given that such rights will not be revoked, or significantly altered, to the detriment of the Company. There can also be no assurance that the Company’s rights will not be challenged or impugned by third parties.

Licenses and permits are subject to renewal and various uncertainties.

The Company’s mineral exploration licenses are subject to periodic renewal. While the Company anticipates that renewals will be given as and when sought, there is no assurance that such renewals will be given as a matter of course and there is no assurance that new conditions will not be imposed in connection therewith.

The Company’s business objectives may also be impeded by the costs of holding its mineral exploration licenses. License fees in Mongolia for mineral exploration licenses increase substantially upon renewal. The Company will need to continually assess the mineral potential of each mineral exploration license, particularly when it must be renewed, to determine if the costs of maintaining the mineral exploration license are justified by the exploration results to date. The Company will require mining licenses in order to conduct mining operations and there can be no assurance that such licenses will be obtained on terms favorable to the Company or at all.

Increased industry demand has created a shortage of mining equipment.

The recent growth in global mining and mineral exploration activities has created a demand for mining equipment and related services that has outpaced supply. As a result, future operations could be adversely affected if the Company encounters difficulties obtaining access to equipment and services on a timely basis. In the event that the Company is unable to secure required mining equipment and services on a timely basis, exploration and development activities, production, productivity and costs could be negatively affected.

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

During our exploration stage, we expect to incur increased operating expenses without the realization of any revenue. We therefore expect to incur significant losses in the foreseeable future. If we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not turn a profit or continue operations. A likelihood of success may be assumed based on historical achievements of which we have none. Therefore, we cannot assure that we will generate any revenues or achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose their investment in the Company.

Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that our inception was November 18, 2005, and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.

As part of our growth strategy, we intend to acquire additional mineral exploration properties.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

Substantial doubt about our ability to continue as a going concern is raised due to our history of losses and current deficit.

Since incorporation, the Company has not generated any revenue and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (November 18, 2005) to September 30, 2008, was $10,004,235. We had cash reserves of $43,505 as of September 30, 2008. Successful exploration of our licensed properties and development of our business cannot be assured. Circumstances raise significant doubt about our ability to continue as a going concern as described in an explanatory paragraph to our registered independent auditors’ report on our audited financial statements, dated December 31, 2007. If we are unable to continue as a going concern, investors will likely lose their investment in the Company.

There can be no assurance that the Company will be capable of raising the additional funding that it needs to carry out its development and exploration objectives.

The further development and exploration of the Company’s mineral properties depends upon its ability to obtain financing through capital markets, or other means. There is no assurance that the Company will be successful in obtaining financing as and when needed. Unfavorable market conditions may make it difficult or impossible for the Company to obtain debt financing or equity financing on acceptable terms or at all. The Company operates in a region of the world that has a tendency to be politically and economically unstable, which may make it more difficult for the Company to obtain debt financing from project lenders. Failure to obtain additional financing on a timely basis may cause the Company to postpone its development plans, forfeit rights in some or all of its properties or joint ventures or reduce or terminate some or all of its operations.

We depend on our key personnel, the loss of whom would adversely affect our operations. If we fail to attract and retain the talent required for our business, our business will be materially harmed.

We depend to a great extent on principal members of our management and exploration staff. If we lose the services of any key personnel, in particular, Mr. Dennis Tan, President and CEO, Earl Abbott, Director, David Lorge, Vice-President of Exploration, and Anthony Tam, Secretary, Treasurer and Director, it could significantly impede the achievement of our exploration objectives. We do not currently have any key man life insurance policies. We have not entered into employment agreements with our senior staff. In addition, recruiting and retaining qualified exploration personnel will be critical to our success. We may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we may be unable to achieve our exploration objectives in a timely manner.

Certain directors of the Company are directors or officers of, or have significant shareholdings, in other mineral resource companies and there is the potential that such directors will encounter conflicts of interest with the Company.

Certain of the directors of the Company are directors or officers of, or have significant shareholdings in, other mineral resource companies and, to the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.

In all cases where directors and officers have an interest in another resource company, such other companies may also compete with the Company for the acquisition of mineral property rights. In the event that any such conflict of interest arises, a director who has such a conflict will disclose the conflict to a meeting of the directors of the Company and will abstain from voting for or against the approval of such a participation or such terms. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

We are controlled by a small number of shareholders and their affiliated entities and their interests may not be aligned with the interests of our other shareholders.

Our directors and executive officers and affiliates of the Company collectively control approximately 42% of our outstanding common shares as of September 30, 2008. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares. These actions may be taken even if they are opposed by our other shareholders. In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control. In addition, these shareholders could divert business opportunities from us to themselves or others.

The Company does not have experience in placing properties into production.

The Company has no experience in placing mineral properties into production, and its ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that the Company will have available to it the necessary expertise to take a mineral deposit into production.

Foreign currency fluctuations could affect expenses and any future earnings.

The Company carries out exploration activities in Mongolia that render it subject to foreign currency fluctuations. While the Company minimizes the risks associated with foreign currency fluctuations by holding essentially all of its cash and short-term investments in U.S. dollars rather than the local currency, to the extent that its operations in Mongolia are carried out using the local currency, any appreciation of such local currency relative to the U.S. dollar could have an adverse impact on the Company’s financial position.

The Company may be unable to enforce its legal rights in certain circumstances.

In the event of a dispute arising at or in respect of, the Company’s foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or other jurisdictions. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental entity or instrumentality because of the doctrine of sovereign immunity.

A majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Trades on the OTC Bulletin Board may be volatile and sporadic; the market price of our common stock could be depressed and therefore difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading of stock on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may not correlate with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange. Accordingly, our shareholders may have difficulty reselling some or all of their shares.

Our stock is a penny stock. Trading of our shares may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our shares.

The Securities and Exchange Commission has defined “penny stock” under Rule 3a51-1 and as such our stock is penny stock. Our securities are covered by the penny stock rules, Rule 15g-9, which imposes additional sales practice requirements, including disclosure requirements, on broker-dealers who sell to persons other than established customers and “accredited investors.” The disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for stock that is subject to the penny stock rules. The penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of 3,750,000,000 shares of common stock.

The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

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

Lack of infrastructure in proximity to our mineral properties could adversely affect mining feasibility.

The properties we hold mineral interests in are located in extremely remote areas which currently lack basic infrastructure, including sources of electric power, water, housing, food and transport, necessary to develop and operate a major mining project. While the Company has established the limited infrastructure necessary to conduct its current exploration and development activities, substantially greater sources of power, water, physical plant and transport infrastructure in these areas will need to be established before the Company can conduct mining operations. Lack of availability of the means and inputs necessary to establish such infrastructure may adversely affect mining feasibility. Establishing such infrastructure will, in any event, require significant financing, identification of adequate sources of raw materials and supplies and necessary approvals from national and regional governments, none of which can be assured.

The Company’s business may be subject to legal risk.

The legal framework in Mongolia is, in many instances, based on recent political reforms or newly enacted legislation, which may not be consistent with long-standing local conventions and customs. As a result, there may be ambiguities, inconsistencies and anomalies in the agreements, licenses and title documents upon which the Company holds its interests in Mongolia, or the underlying legislation upon which those interests are based, which are atypical of more developed legal systems and which may affect the interpretation and enforcement of the Company’s rights and obligations. Local institutions and bureaucracies responsible for administrating laws may lack a proper understanding of the laws or the experience necessary to apply them in a modern business context. Many laws have been enacted, but in many instances they are neither understood nor enforced and may be applied in an inconsistent, arbitrary and unfair manner, while legal remedies may be uncertain, delayed or unavailable. For decades Mongolians have looked to politicians and bureaucrats as the sources of the “law”. This has changed in theory, but often not in practice. With respect to most day-to-day activities in Mongolia government civil servants interpret, and often effectively make, the law. This situation is gradually changing but at a relatively slow pace. Accordingly, while the Company believes that it has taken the legal steps necessary to obtain and hold its property and other interest in Mongolia, there can be no guarantee that such steps will be sufficient to preserve those interests.

Recent and future amendments to Mongolian laws could adversely affect our mining rights in Mongolia or make it more difficult or expensive to develop our project and carry out mining.

In 2006, Mongolia implemented revisions to its minerals laws. These revisions continue to preserve the substance of the original minerals laws, which was drafted with the assistance of Western legal experts and is widely regarded as progressive, internally consistent and effective legislation, but the revisions have also increased the potential for political interference and weakened the rights of mineral holders in Mongolia. A number of the provisions will require further clarification from the Government of Mongolia about the manner in which the Government intends to interpret and apply the relevant law, which could have a significant effect on the Company’s Mongolian properties. In addition, representatives of the newly installed government in Mongolia have recently stated that they are contemplating further amendments to the Mining Law.

The Mongolian Government has, in the past, expressed its strong desire to foster, and has to date protected the development of, an enabling environment for foreign investment. However, there are political constituencies within Mongolia that have espoused ideas that would not be regarded by the international mining industry as conducive to foreign investment if they were to become law or official government policy. The Company has no reason to believe that the Government of Mongolia intends to sponsor or that the Mongolian Parliament intends to enact amendments to its minerals law or other legislation that would be materially adverse to the interests of international investors in Mongolia’s mining sector, including those of the Company. As a burgeoning democracy, Mongolia has recently demonstrated a degree of political volatility. Accordingly, until these issues are addressed and clarified, there can be no assurance that the present government or a future government will refrain from enacting legislation or adopting government policies that are adverse to the Company’s interests or that impair the Company’ ability to develop and operate its properties on the basis presently contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2008, we received gross proceeds of $15,000 from one investor for the subscription of 20,000 units a price of $0.75 per Unit. Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants. We believe that the issuance will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the closing of our private placement offering at $0.75 per Unit entered into with one offshore investor, we will be paying cash finder’s fee in the amounts of $1,500.00 to an individual in Singapore.

In addition, from June 11 to June 13, 2008, we received gross proceeds of $67,500 from two investors for the subscription of 90,000 shares at a price of $0.75 per share. We believe that the issuances will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

The net proceeds from our private placement offerings has been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses and working capital.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the four Tin Exploration Licenses (License Numbers 13061X, 13062X, 13063X, and 13064X) received by HKMML through the Share Purchase Agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the Exploration Licenses (License Numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for Uranium 308 and MEL to enter into such Share Purchase Agreement. The Tin Exploration Licenses were determined to be located completely within the boundaries of the two Exploration Licenses held by Tooroibandi. The Board of Directors is currently evaluating the position of the Company under the terms of the Share Purchase Agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML. As of November 13, 2008, the matter is still pending before the Board of Directors of the Company.

Item 6. Exhibits

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

99.1	Claim filed by Lin Dong Hong against Mongolia Energy Limited on August 20, 2008

99.2	Judge’s Directive, dated August 27, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2008

URANIUM 308 CORP. (Registrant)
By: /s/ Dennis Tan
Dennis Tan
President, CEO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Tan	President, CEO, and Director	November 14, 2008
Dennis Tan

/s/ Anthony Tam	Secretary, Treasurer, and	November 14, 2008
Anthony Tam	Director