Form 10-K
period 2008-12-31
URANIUM 308 CORP.
filed 2009-04-15
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                             to

Commission File Number:            000-52476

URANIUM 308 CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1173228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2820 W. Charleston Blvd., Suite 22 Las Vegas, Nevada	89102 (Zip Code)
(Address of principal executive offices)

1-866-892-5232
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:  Common stock, $0.00001 par value (the “Common Stock”).

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  61,784,467 shares X $1.00 per share = $61,784,467.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  105,894,467 shares of common stock as of April 8, 2009.

USE OF NAMES

In this annual report, the terms “Uranium 308”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Uranium 308 Corp. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

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

v

PART I

ITEM 1. BUSINESS

Year of Organization and Former Business

Our Company, Uranium 308 Corp., was incorporated in the State of Nevada on November 18, 2005, under the name Montagu Resources Corp.  Our common shares were quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) on December 20, 2006, under the symbol “MTGU” and on March 15, 2007, our symbol changed to “MNGU.”

The Company initially acquired 100% of the rights, title and interest in a mining claim representing 20 units in the Kamloops Mining Division in the province of British Columbia, Canada, in November, 2005.  This property was acquired through the Company’s then President and director, Sadru Mohamed.  As mineral claims in British Columbia must be registered in the name of a British Columbia resident, the claim was registered in Mr. Mohamed’s name who agreed to hold the claim in trust on behalf of the Company.  The claim was set for renewal on November 23, 2007, however the Company has chosen to forfeit the claim in keeping with the change of focus of the Company.  Coinciding with its merger and subsequent name change, the Company determined to change its business direction from that of being in the business of gold exploration to being one of uranium exploration.  See “Corporate Development and Current Business” below.

Corporate Development and Current Business

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

On September 27, 2007, the Company closed the Share Purchase Agreement, whereby the Company indirectly acquired two exploration licenses identified by license numbers 12207X effective through November 14, 2009, and 11317X effective through February 19, 2009, which has been renewed to Feb. 19, 2012, and which are owned by Tooroibandi.  The two licenses comprise the 196.38 sq. kilometers Janchivlan Property, which is located approximately 70 kilometers southeast of Ulaanbaatar, the capital of Mongolia.  Exploration work has begun on the Janchivlan Property.

On January 15, 2008, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi, whereby the Company has agreed to provide the consideration on behalf of Tooroibandi for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. kilometers) (known as the Tsagaan Chuluut property) and license number 13060X covering 3116 hectares (31.15 sq. kilometers) (known as the Khar Balgast property), which licenses are located 385 kilometers east from the city of Ulaanbaatar, Mongolia and 75 kilometers northwest from Undurkhaan, a town on the border of Umnudelger, Kherien and Binder Sum of Khentii Province of Mongolia.  Exploration work has not begun on these two properties.  The Company has not complied with all of the obligations under the Asset Purchase Agreement due to financial circumstances and is considering cancelling this agreement.

On January 28, 2008, the Company entered into a share purchase agreement with MEL, Tooroibandi, Mongolia Metals Limited (“MML”), a company organized under the laws of the British Virgin Islands, and Hong Kong Mongolia Metals Limited (“HKMML”), a company organized under the laws of Mongolia and a wholly-owned subsidiary of MML, whereby MEL received a 10% ownership interest in MML in exchange for 12,000,000 shares of common stock of the Company; and Tooroibandi has agreed to allow HKMML the use of certain land holdings controlled by Tooroibandi for HKMML’s exploration and development of four tin exploration licenses referenced as license numbers 13061X, 13062X, 13063X, and 13064X covering 4658 hectares (the “Tin Exploration Licenses”), which licenses are located approximately 70 kilometers southeast of Ulaanbaatar, the capital of Mongolia, in exchange for Tooroibandi receiving a 1% ownership interest in HKMML.

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the Tin Exploration Licenses received by HKMML through the share purchase agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the exploration licenses (license numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for the Company and MEL to enter into such share purchase agreement.  In fact, the Tin Exploration Licenses were determined to be located completely within the boundaries of the two exploration licenses held by Tooroibandi.  The Board of Directors is currently evaluating the position of the Company under the terms of the share purchase agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of Common Stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML.  As of the date of this Annual Report, the matter is still pending before the Board of Directors of the Company.

We are an exploration stage corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We intend to focus our exploration activities on mineral properties in Mongolia and other regions, which may result in the acquisition of other entities that own certain mineral rights or licenses.

There is no assurance that commercially viable mineral deposits exists on our properties and further exploration will be required before a final evaluation as to the economic feasibility is determined.

Principal Products

At this time we do not have any product for sale as we are in the beginning stages of our exploration and development of the uranium mineral property to which we have indirectly acquired the exploration licenses.

Competition

While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we may not be able to compete with them for the removal or sales of mineral products from any potential mineral property or license to which we have rights or may be able to acquire if we should eventually discover the presence of them in quantities sufficient to make production economically feasible.  Markets exist worldwide for the sale of mineral products and we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities.  Competition could adversely affect our ability to acquire suitable prospects for exploration in the future.

Licenses

Our development and exploration activities in Mongolia require permits from various government authorities, and are subject to federal, state and local laws and regulations governing prospecting, development, production, exports, taxes, labour standards, occupational health and safety, mine safety and other matters. Such laws and regulations are subject to change, can become more stringent and compliance can therefore become more costly.

We believe that we hold or have the rights to all necessary licences and permits under applicable laws and regulations and believe we are presently complying in all material respects with the terms of such licences and permits. However, such licences and permits are subject to change in various circumstances. There can be no guarantee that we will be able to maintain or obtain all necessary licences and permits that may be required to explore and develop our current property, commence construction or continue operation of mining facilities.

We believe that title to our current property is in good standing, however, this should not be construed as a guarantee of title to such property.

Environmental Laws

Environmental legislation will affect nearly all aspects of our operations. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties, clean up costs arising out of contaminated properties, damages and the loss of important permits.

Environmental laws and regulations are evolving in all jurisdictions.  We are not able to determine the specific impact that future changes in environmental laws and regulations may have on our operations and activities, and its resulting financial position; however, we anticipate that capital expenditures and operating expenses may increase in the future as a result of the implementation of new and increasingly stringent environmental regulation. Further changes in environmental laws, new information on existing environmental conditions or other events, including legal proceedings based upon such conditions or an inability to obtain necessary permits, could require increased financial reserves or compliance expenditures or otherwise have a material adverse effect on us.

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

There can be no assurance that the interests held by the Company in its exploration properties are free from defects.

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

An increase in industry demand may create a shortage of mining equipment.

Any increase in growth of global mining and mineral exploration activities may create a demand for mining equipment and related services that may outpace supply.  As a result, future operations could be adversely affected if the Company encounters difficulties obtaining access to equipment and services on a timely basis.  In the event that the Company is unable to secure required mining equipment and services on a timely basis, exploration and development activities, production, productivity and costs could be negatively affected.

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

Since incorporation, the Company has not generated any revenue and we will continue to incur operating expenses without revenues until we are in commercial deployment.  Our net loss from inception (November 18, 2005) to December 31, 2008, was $11,706,792.  We had cash reserves of $28,997 as of December 31, 2008.  Successful exploration of our licensed properties and development of our business cannot be assured.  Circumstances raise significant doubt about our ability to continue as a going concern as described in an explanatory paragraph to our registered independent auditors’ report on our audited financial statements, dated December 31, 2008.  If we are unable to continue as a going concern, investors will likely lose their investment in the Company.

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

We depend to a great extent on principal members of our management and exploration staff.  If we lose the services of any key personnel, in particular, Mr. Dennis Tan, President, CEO and a director, Earl Abbott, director, David Lorge, Vice-President of Exploration, and Anthony Tam, Secretary, Treasurer and a director, it could significantly impede the achievement of our exploration objectives.  We do not currently have any key man life insurance policies.  We have not entered into employment agreements with our senior staff.  In addition, recruiting and retaining qualified exploration personnel will be critical to our success.  We may not be able to retain existing personnel or attract and retain qualified staff in the future.  If we fail to hire and retain personnel in key positions, we may be unable to achieve our exploration objectives in a timely manner.

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

Our directors and executive officers and affiliates of the Company collectively control approximately 41.6% of our outstanding common shares as of December 31, 2008.  These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares.  These actions may be taken even if they are opposed by our other shareholders.  In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control.  In addition, these shareholders could divert business opportunities from us to themselves or others.

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

ITEM 2. PROPERTIES

The Company’s current principal office is located at 2820 W. Charleston Blvd., Suite 22, Las Vegas, Nevada, 89102.

At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

On September 27, 2007, the Company indirectly acquired two uranium exploration licenses identified by license numbers 12207X, effective to November 14, 2009, and 1137X effective to February 19, 2009, which has been renewed to Feb. 19, 2012, and which are owned by Tooroibandi.  License number 12207X covers 4,017 hectares of mineral property named Jargalant, and License number 1137X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia.  The two licenses comprise the 196.38 sq. kilometers Janchivlan Property, which is located approximately 70 kilometers southeast of Ulaanbaatar, the capital of Mongolia.

On January 15, 2008, the Company indirectly acquired two more uranium exploration licenses identified by license numbers 10256X covering 1540 hectares of mineral property named Tsagaan Chuluut and license number 13060X covering 3116 hectares of mineral property named Khar Balgast, which are both located 385 kilometers east from the city of Ulaanbaatar, Mongolia and 75 kilometers northwest from Undurkhaan, a town on the border of Umnudelger, Kherien and Binder Sum of Khentii Province of Mongolia.  However, the Company has not complied with all obligations under the asset purchase agreement due to financial circumstances and is considering cancelling this agreement.

Janchivlan Property

Project Highlights
•	Located 70 kilometers southeast of the capital, Ulaanbaatar; easily accessible.

•	4 confirmed ore-grade mineralization zones with total thickness of 21.1 metres and 27 anomalous mineralized zones with total thickness of 161.45 meters.

•	Area of influence at present is only 0.65 sq. kilometers in a 4.2 sq. kilometers zone of known mineralization, a fraction of the entire 196.38 sq. kilometers Janchivlan Property.

•	Ore-grade cutoff is 300ppm or 0.03% U3O8 concentration.

N
Target 5
Target 3
North Block
Target 4
Target 1
Target 2
South Block
Target 6
Legend
Target areas
licence_outline
690000
692000
694000
696000
698000
700000
702000
704000
706000
5296000
5294000
5292000
5290000
5288000
5286000
5284000
5282000
5280000
5278000
3,200 Meter

Project Overview

The Company controls two exploration licenses on the 196.38 sq. kilometers Janchivlan property through its wholly-owned BVI subsidiary, MEL and MEL's wholly-owned Mongolian subsidiary, Tooroibandi, which enhances the Company's operational effectiveness in Mongolia.

The Company's exploration program, which started in mid-August 2007, confirmed the accuracy and reliability of the results obtained from USSR-era exploration in 1982-1985.  The Soviet-led exploration identified four uranium mineralization zones (Urt, Elstiyn, Arshan and Tamga) with average uranium grades ranging from 0.002% to 0.28%.  The Company’s fieldwork conducted in the summer and fall of 2007 focused on establishing the parameters for a future calculation of the property's near surface uranium resource.  The Company’s geologists focused primarily on Urt and Elstiyn.

At Urt, the Company's exploration has to date extended known mineralization in four parallel mineral belts trending east-west over a 400 meters wide area; three extend 600 meters and the fourth 800 meters; all remain open.  There are also indications of an inferred fifth belt south of the four confirmed belts at Urt.  At Elstiyn, there are three mineralized belts trending north-south, south-east and east-west that remain open at 550 meters.

The Company has confirmed that Janchivlan's alteration and mineralization zones are primarily controlled by east-west trending faults and that mineralization is especially enriched at the intersections of the E-W and N-S trending faults.  This E-W shear zone, a major ore control structure, has been mapped for 7 kilometers.  Current data indicates that uranium ore confined to the target areas represents a potential zone of permissive rock with alteration and structure covering nearly 100 sq. kilometers.  The Company’s initial exploration focused on two promising sub-areas (approximate 4 square kilometers in total) in Target 2 and Target 3 zones as shown in the map above.

There is also alluvial placer tin and tungsten mineralization shed from the intrusives that has accumulated in drainages widely distributed throughout the valleys on the property.  There is also tin and tungsten mineralization in veins in the granitic intrusion.  In total, there is potential for large-scale tin and tungsten mineralization, which the Company also intends to investigate.

Exploration Programs

The Company conducted a multi-phase exploration program at Janchivlan from mid-August, 2007, to mid-January, 2008, when winter conditions prevented further work.  The Company's exploration program, which started in mid-August, 2007, confirmed the accuracy and reliability of the results obtained from USSR-era exploration in 1982-1985.  The Soviet-led exploration identified four uranium mineralization zones (Urt, Elstiyn, Arshan, and Tamga).  Exploration focused on two areas totaling 4.2 sq. kilometers from the Urt (South) and Elstiyn (North) block.  The exploration program included:

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

Subsequent to the winter stoppage in 2008, the Company drilled a total of six holes in diamond core drilling program to a total depth of 3,270 meters on the South Block target from April 17, 2008, to July 24, 2008.  A number of zones of significant radioactivity were encountered.

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

Location, Infrastructure and Climate

The Company’s Janchivlan project is located in the Janchivlan mineral district.  The project area is 70 kilometers southeast of Ulaanbaatar, the capital of Mongolia, and 300 kilometers southeast of Erdenet, Mongolia's second largest city and a major mining centre established to develop Asia's largest copper deposit.

Existing roads provide easy access to most of the property; much of it can easily be driven over by four wheel drive vehicles.  The property crossed is also only 16 kilometers from a major railway station, Bagahangay, that has rail connections to China and Russia.  A high voltage power line linking Ulaanbaatar and Baganuur runs along the northern edge of the property.

Mongolia has an extreme continental climate with long, cold winters and short summers, during which most precipitation falls.  The exploration season extends from late April through early October.

Geology

The Janchivlan property is located in the Khentay-Daur Metallogenitic Uranium Province, a 1200 kilometer long and 300 to 350 kilometers wide geological region that extends into both Mongolia and Russia.  The province contains several well known large to super large uranium deposits.  They include the Gorney (C1+C2 5,300t; resources: 13,000t); and Bereskoe and Yugar uranium deposits, as well as several medium to small scale uranium deposits such as the Akuhtin, Balon-Ulanka and Eastern uranium deposits.

It is part of a 500-600 sq. kilometers granitic plutonic intrusion that was emplaced in the late Triassic to early Jurassic time period.  The primary host rock is coarse grain biotitic granite that has been pervasively reformed by argillic, chloritic, and phyllic alteration and silicification.  These rocks are permissive to uranium mineralization, which has been discovered in close to surface secondary ores including uranite and torbernite.  The primary ore, fluorite-sulphide-uraninite plus coffinite, is widely intercepted at depth.

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

At Urt, the Soviet program identified a 30 meters by 300 meters uranium anomaly on the property. Sampling results indicated an average grade of 0.1% uranium, with values ranging from 0.002% to 0.28%.  This zone also has Pb, Mo, Zn, As and Ag mineralization.

At Tamga, Soviet explorers found a 260 meters long radioactive anomaly in the fractured sections that coincide with Mo, Pb, and Zn anomalies.  Drilling delineated a mineralized zone 40 meters wide and 100 meters in length with an average grade of 0.15% uranium, with localized areas grading up to 0.236%.

The Company commenced fieldwork in mid-August 2007 shortly after securing the first exploration license for the south part of the Janchivlan Project.

Tsagaan Chuluut & Khar Balgast Properties

Like Janchivlan, Tsagaan Chuluut and Khar Balgast Properties acquired in early 2008 are located in the Khentay-Daur Metallogenitic Uranium Province as described above under Geology for the Janchivlan Property.

The Company has placed all plans for the Tsagaan Chuluut & Khar Balgast properties on hold at this time.

ITEM 3. LEGAL PROCEEDINGS

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

Proceedings Involving Lin Dong Hong

On August 23, 2007, MEL and Tooroibandi entered into a share purchase agreement (the “SPA”) whereby the sole shareholder of Tooroibandi, Mr. Lin Dong Hong, sold 100% of his shares in Tooroibandi to MEL in exchange for US$4,550,000, the conducting of a mineral exploration program to complete an initial geological resource estimate by October 15, 2007, to complete a final geological resource estimate by October 15, 2008, and the issuance of 15,000,000 shares of common stock of the Comany (collectively referred to as “Transaction #1”).

To register the sale and purchase of 100% of the Tooroibandi shares, as concluded by Transaction #1, with the Foreign Investment and Foreign Trade Agency (“FIFTA”) and the State Registration Office (“SRO”), on September 10, 2007, MEL Director, Mr. Anthony Tam, executed a power of attorney (the “POA”) authorizing Lin Dong Hong to sign and execute all corporate documents on behalf of MEL in Mongolia.  It was believed by MEL and the Company’s management that Lin Dong Hong, having been the previous owner of Tooroibandi, and a new shareholder in the Company with physical presence in Mongolia, and therefore, was in the best position to register the concluded transaction.

Two days after receiving the POA to register the sale and purchase of the Tooroibandi shares as concluded by the Transaction #1, Lin Dong Hong proceeded to register with FIFTA and SRO as requested by the parties.  However, rather than registering the SPA as executed by the parties, Lin Dong Hong for some unknown reason executed and submitted a document titled Contract to Transfer the Rights of Tooroibandi to MEL.  As well, he executed and submitted a new company charter for Tooroibandi showing MEL as the founder of the company and an official letter asking SRO to release him from his former obligations as an investor and to transfer all such rights of Tooroibandi permanently to MEL and to increase the share capital.

FIFTA issued Resolution #A-3512 accepting these as registration documents and ordered: (i) the removal of Lin Dong Hong the shareholder of Tooroibandi; (ii) the increase in the company’s capital fund by US$1,150,000 which made the total capital fund US$1,161,100; and (iii) the transfer of 100% of Lin Dong Hong’s shares in Tooroibandi to MEL.  The order further states that all changes shall be made to the FIFTA Certificate.  SRO soon followed by amending the Tooroibandi certificate to reflect MEL as the 100% shareholder in Tooroibandi.

In September, 2007, and in keeping with the terms of the SPA, the Company employed two senior exploration experts to conduct preliminary exploration.  From September, 2007, to September 30, 2008, MEL and the Company have paid in aggregate US$1,588,353.56 in exploration related expenses on the Janchivlan Property project under Licenses 11317X and 12207X held by Tooroibandi.

Problems began on June 5, 2008, when Lin Dong Hong transferred 20.53% of MEL’s ownerhsip in Tooroibandi to a company he either owns or represents called Xinjiang Ridong Investment Mining Co. (“Xinjiang”) (“Transaction #2”).  Lin Dong Hong did not inform any of the members of MEL’s Board of Directors, as the sole shareholder in Tooroibandi, of Transaction #2.  MEL never held a shareholder’s meeting authorizing the sale and MEL never issued a shareholder’s resolution to authorize the sale.  To make the transfer, Lin Dong Hong executed two letters as the executive director of Tooroibandi: (i) a founders resolution stating that Xinjiang will become a shareholder and that Tooroibandi will US$300,000 in exchange; and (ii) a letter to SRO stating the same.  Additionally, Lin Dong Hong signed and executed a new founders agreement between MEL and Xinjiang, and a new Charter for Tooroibandi showing both MEL and Xinjiang as shareholders (MEL with 79.49% and Xinjiang with 20.53%).  Lin Dong Hong used his September, 2007, POA from MEL to sign and execute on behalf of both MEL and Xinjiang, the founders agreement and new Charter.

On June 9, 2008, FIFTA Resolution A-2783 was issued making amendments to the FIFTA Certificate for Tooroibandi.  The Director of FIFTA, B. Ganzorig, ordered: (i) to increase the capital fund by US$300,000 totaling US$1,461,100; (ii) to add a Chinese company named Xinjiang Ridong as an investor in Tooroibandi; (iii) to register the company as a BVI/PRC joint venture; (iv) extend the term of operation by one year based on a June 5, 2008, founder’s resolution of Tooroibandi, revised charter and agreement, and tax office confirmation number 26083689; and (v) to make all relevant amendments to the FIFTA Certificate.  SRO accepted these changes and amended the Company Certificate to reflect these changes.

On August 2, 2008, Lin Dong Hong transferred more of MEL’s ownership in Tooroibandi to an individual named Mo Qihua. (referred to as “Transaction #3”).  Similar to Transaction #2, Lin Dong Hong did not inform MEL’s Board of Directors, as the sole/majority shareholder in Tooroibandi, of Transaction #3.  MEL never held a shareholder’s meeting authorizing the sale and MEL never issued a shareholder’s resolution authorizing the sale.  To ensure the transfer of the shares, Lin Dong Hong executed shareholder meeting minutes authorizing the receipt of assets and sale of Tooroibandi shares and a shareholder resolution based on the meeting minutes.  In both cases, Lin Dong Hong represented and signed on behalf of both MEL and Xinjiang.  Additionally, Lin Dong Hong signed a new founders agreement between MEL, Xinjiang and Mo Qihua, a new Charter for Tooroibandi showing MEL, Xinjiang and Mo Qihua as shareholders (MEL with 57.47%, Xinjiang with 20.53% and Mo Qihua with 22%), and a resolution of the executive director of Tooroibandi making Mo Qihua a shareholder and increasing the capital fund.  Lin Dong Hong signed and executed both the founders agreement and new Charter on behalf of both MEL and Xinjiang using his September 2007 POA from MEL.

On August 5, 2008, FIFTA resolution A-3679 was issued stating: (i) an increase in the capital fund of Tooroibandi by US$410,000 totaling US$1,871,100; (ii) an addition of Mo Qihua as 22% owner of Tooroibandi based on the August 2, 2008 request, shareholder meeting minutes, revised founders agreement and revised Charter; and (iii) the relevant changes on the FIFTA Certificate for Tooroibandi.  SRO accepted these changes and amended the Company’s Certificate to reflect these changes.

To accomplish the aforementioned Transaction #2 and Transaction #3, Lin Dong Hong used a power of attorney which was granted to him on September 10, 2007, by Mr. Anthony Tam, a director and officer of MEL.  However, a power of attorney signed by a director alone is insufficient to transfer assets of a company.  In accordance with Mongolia’s Civil Code Article 64, a written power of attorney is effective for the transfer of a company’s assets (the Tooroibandi shares) if and only if it is also signed by the company’s accountant.  The power of attorney granted to Lin Dong Hong was signed only by MEL’s sole director at the time and the authority granted was limited to corporate matters within Lin Dong Hong’s scope as the Executive Director of Tooroibandi.

Actions taken by the Company and MEL

In June 2008, the Company and MEL enlisted the services of Lehman, Lee & Xu (“LLX Mongolia”), a People’s Republic of China law firm, which has 31 offices throughout China including offices in Mongolia, Beijing and Hong Kong, to assist it in its efforts to protect its assets.  LLX Mongolia is headed by two attorneys from the United States.  At this time, it was believed that Lin Dong Hong might be trying to transfer the minerals licenses held by Tooroibandi, but there was no indication that a share transfer was underway.

On June 9, 2008, Anthony Tam executed a Power of Attorney Revocation to revoke, rescind and terminate the POA given to Lin Dong Hong on September 10, 2007.

On June 12, 2008, MEL held a shareholders’ meeting that authorized Mr. Earl Abbot and LLX Mongolia to act on behalf of Tooroibandi LLC on all matters in Mongolia.

On July 21, 2008 MEL held a shareholders’ meeting to remove Lin Dong Hong as the Executive Director of Tooroibandi, to appoint Deborah Davis Korpi as the new executive director of Tooroibandi and to authorize LLX Mongolia to make the change with the proper authorities.

On August 5, 2008, LLX went to SRO to ask them to release Lin Dong Hong and to register Deborah Davis Korpi as the Executive Director of Tooroibandi.  As well, based on Lin Dong Hong’s refusal to hand over company documents, including the Tooroibandi Certificate and FIFTA Certificate among others (which were alleged to be in China), on August 5, 2008, LLX informed SRO that the Tooroibandi Certificate had been lost and that a new certificate should be reissued.  It was during this time that LLX learned of the first illegal share transfers and reported to MEL and the Company.

On August 7, 2008, MEL wrote letters to SRO and FIFTA requesting that the share registrations for Transaction #2 and Transaction #3 be reversed and is awaiting the decision of these offices.  Copies of these letters were attached as Exhibit 99.1 and 99.2 to the Form 8-K filed on August 27, 2008 and are incorporated herein by reference.

Under instruction from the Company and MEL, LLX Mongolia filed a claim on behalf of MEL on August 7, 2008, in the Capital City Administrative Court (a court of first instance for administrative cases) against the “illegal” registrations by SRO and FIFTA a copy of which was attached as Exhibit 99.3 to the Form 8-K filed on August 27, 2008, and is incorporated herein by reference.  The affidavit of Mr. Anthony Tam was filed in support of this claim and a copy of his affidavit was attached as Exhibit 99.4 to the Form 8-K filed on August 27, 2008, and is incorporated herein by reference.

On September 12, 2008, the US Embassy, LLX Mongolia and MEL representatives met with officials at FIFTA to make a formal complaint and to seek remedy to the illegal share transfers.

Actions taken by Lin Dong Hong

To our knowledge and since mid August 2008, Lin Dong Hong has remained outside of Mongolia to avoid possible criminal investigation and to avoid being subject to the jurisdiction of the courts of Mongolia.

On August 20, 2008, Lin Dong Hong through his authorized representative, Attorney N. Enkhtuya filed a civil claim against the authorized representative of MEL in the Sukhbaatar District Court in Mongolia.  The claim states as follows:

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

Lin Dong Hong’s authorized representative, Attorney N. Enkhtuya is requesting that the court declare the “Right transferring contract” concluded on September 12, 2007 as invalid.  A translated copy of the claim filed by Attorney N Enkhtuya on behalf of Lin Dong Hong was attached as Exhibit 99.1 to the Form 10-Q filed on November 14, 2008, and is incorporated herein by reference.

On September 12, 2008, Attorney N. Enkhtuya asked the court to order MEL to not conclude any agreements in the name of Tooroibandi, to not carry out drilling works in the license area of the company, to not release or hire new employees and not to send exploration reports outside of the country.

Civil Court

On August 27, 2008, Judge Tuya issued a Judge’s Directive on August 27, 2008, whereby she has: (i) directed the parties to open a civil case; (ii) to deliver one copy of the claim to Attorney D Enkhtur (authorized representative of MEL); (iii) to assign a Judge’s assistant, Mr. Ts. Enkhtuvshin, to inform the claimant, his representative or advocate his responsibility to determine his evidences for his request and refusal and corroborate them by himself and inform he rights and responsibilities of involvers in the case as specified on Article 25 and 26 of the Civil Case Court Discussion Law; and (iv) to note that no one is entitled to make complaints to this directive.  A copy of the Judge’s Directive was attached as Exhibit 99.2 to the Form 10-Q filed on November 24, 2008, and is incorporated herein by reference.

On September 25, 2008, Sukhbaatar District Court’s Judge, Tuya, granted Attorney N. Enkhtuya’s requests to order MEL not to conclude any agreements in the name of Tooroibandi, not to carry out drilling works in the license area of the company, not to release or hire new employees and not to send exploration reports outside of the country.

On October 8, 2008, Attorney D. Enkhtur received a call from Attorney N. Enkhtuya stating that she was at the Sukhbaatar District Court and that the trial would begin immediately.  Attorney D. Enkhtur went to the court and made a complaint to the judge that: (i) Opposing counsel and not the court was informing him of the court date; (ii) that the judge’s assistant said that the court date would be set in two weeks time; (iii) that Attorney D. Enkhtur has been down to the court almost daily (as evidenced by the sign-in page on the case book) and no notice had been given.  Based on Attorney D. Enkhtur’s grounds the judge rescheduled the trial for October 14, 2008.

On October 13, 2008, the Company and MEL representative Earl Abbot arrived in Mongolia and was briefed on his role in the court proceedings.  On October 14, 2008, MEL’s Director, Mr. Anthony Tam arrived in Mongolia and was briefed on his role in the court proceedings

On October 14, 2008, the US Embassy, the Company, MEL, Tooroibandi and LLX representatives appeared before the Sukhbaatar District Court.  During the trial, Attorney D. Enkhtur challenged the judge, stating that the judge had incomplete comprehension of the case and that the case could not be tried in a fair manner because the judge had denied all requests.  Some specifics were: (i) Anthony Tam should have been allowed to participate; (ii) the court should have obtained the evidence from SRO and FIFTA as requested; (iii) the plaintiffs claim was accepted even though all legal requirements were not met; (iv) the judge did not properly consider the jurisdiction of the case; and (v) according to law the judge should have accepted all evidence into the case file and she would not.  As well, the Contract to Transfer Right of Company cannot be understood in a vacuum without the surrounding evidence of the transaction.  Attorney D. Enkhtur also stated that the denial of this is evidence of possible judicial bias.  The trial was then postponed until the Chief Justice made his decision regarding the challenge.

On October 28, 2008, Attorney D. Enkhtur was informed that the Chief Judge of the Sukhbaatar District Court has denied the request to have Judge T. Tuya removed and the Civil Case is expected to proceed in the very near future.

On November 20, 2008, the Sukhbaatar District Court, which was ordered by the Chief Judge to be heard by a three judge panel, dismissed Lin Dong Hong’s claim.

On December 9, 2008, Lin Dong Hong, through his authorized representative, Attorney N. Enkhtuya, challenged the District Court ruling to dismiss his case.  However, MEL through its new authorized representative, Mr. Avirmed Enkhtur, was successful in having all challenges by Lin Dong Hong through Attorney N.  Enkhtuya dismissed, or not even considered.

Administrative Court

The claim filed by MEL with the Capital City Administrative Court against the illegal registrations by SRO and FIFTA with respect to Transaction #2 and Transaction #3 have been suspended pending the outcome of the Civil Case on the claim filed by Lin Dong Hong’s authorized representative, Attorney N. Enkhtuya against MEL’s authorized representative, Attorney D. Enkhtur.

Recently, FIFTA has informed MEL’s new authorized representative, Attorney Avirmed Enkhtur, that MEL must proceed with the Administrative Court actions and receive court orders to reverse the actions taken by Lin Dong Hong under Transaction #2 and Transaction #3.

Criminal

The state Prosecutor’s office in Mongolia has not opened or initiated any proceedings against Mr. Lin Dong Hong at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

We are authorized to issue 3,750,000,000 shares of common stock, at a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.  As of March 31, 2009, there are 105,894,467 shares of Common Stock issued and outstanding and no preferred shares have been issued or are outstanding.  The number of record holders of Common Stock as of March 31, 2009, is approximately 96.

Market Information

The Company’s Common Stock is traded on NASD operated Over-the-Counter Bulletin Board under the symbol “URCO”.  The Company’s Common Stock commenced trading under this symbol on July 2, 2007, and previously traded under the symbol “MNGU” between March 15, 2007 and July 1, 2007 and “MTGU between December 20, 2006 and March 14, 2007.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2008	$0.11	$0.03
September 30, 2008	$1.00	$0.06
June 30, 2008	$1.24	$0.65
March 31, 2008	$1.75	$1.01
December 31, 2007	$3.01	$1.06
September 30, 2007	$2.49	$1.56
June 30, 2007	N/A	N/A
March 31, 2007	N/A	N/A

On March 31, 2009, the Company’s Common Stock closed at price of $0.04.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future.  Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements they impose.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders(1)	5,100,000 shares upon exercise of stock options	$1.60 per share	4,900,000 stock options
Total	5,100,000	$1.60	4,900,000

Notes:
(1)	The Company’s Board of Directors adopted a stock option plan on November 3, 2006. See below for details of this plan.

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

The Stock Option Plan is to be administered by our Board of Directors, which shall determine: (i) the persons to be granted Stock Options and Incentives; (ii) the Fair Market Value of our shares; (iii) the exercise price per share of options to be granted; (iv) the number of shares to be represented by each option or incentive award; (v) the time or times at which options and incentive awards shall be granted; (vi) the interpretation of the Stock Option Plan; (vii) whether to prescribe, amend and rescind rules and regulations relating to the Stock Option Plan; (viii) the term and provisions or each option and incentive award granted (which need not be identical) and, with the consent of the grantee thereof, modify or amend such option or incentive award; (ix) whether to accelerate or defer (with the consent of the grantee) of the exercise date of any option or incentive award; (x) the person to execute on our behalf any instrument required to effectuate the grant of an option or incentive award previously granted by the Board; (xi) whether to accept or reject the election made by a grantee pursuant to Section 7.5 of the Stock Option Plan; and (xii) all other determinations deemed necessary or advisable for the administration of the Stock Option Plan.  The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options and Incentives to a total number of shares of our common stock, not to exceed ten million (10,000,000) shares of our common stock as at the date of adoption by the Board of Directors of the Stock Option Plan.

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

Recent Sales of Unregistered Securities

Not Applicable.

Purchase of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended December 31, 2008, no purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in §240.10b-18(a)(3) of Regulation S-K), of shares or other units of any class of the Company’s equity securities.

ITEM 6. SELECTED FINANCIAL DATA

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Item 1A. Risk Factors” elsewhere in this annual report.

Overview

In November, 2005, Sadru Mohamed, our former President and a former member of the Board of Directors acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through James W. McLeod, a non-affiliated third party.  Mr. McLeod staked the claim as an agent of Omega Exploration Services, Inc.  As of November 23, 2007, we have forfeited our claim to this property and now focus on searching for mineral bodies containing uranium.  We intend to explore mineral properties in Mongolia and other regions, which may result in the acquisition of other entities that own certain mineral rights or exploration licenses.

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

See “Item 2. Properties” for details of our exploration programs.

Plan of Operations

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property and any other acquired properties.  Thus, cash must be raised from other sources.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our project and stay in business.

We intend to acquire additional properties or exploration rights in Mongolia and other regions and to conduct research in the form of exploration on such properties.  See “Item 2. Properties” for details of our exploration program.

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

In addition, from June 11, to June 13, 2008, we received gross proceeds of $67,500 from two investors for the subscription of 90,000 shares at a price of $0.75 per share.

As of the date of this annual report, we have yet to generate any revenues.

As of December 31, 2008, our total assets were $72,649,245; our total liabilities were $17,712,683; and, we had cash resources of $28,997.

Results of Operation

Net Loss.  The Company has net losses for the period from inception to December 31, 2008, of $11,706,792.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses.  As of December 31, 2008, the Company has a net operating loss carry forward of approximately $11,716,714 which will expire 19 years from the date the loss was incurred.

Revenues.  We have not generated any revenues to date from our operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Report of Registered Independent Auditors	F-2

Consolidated Financial Statements-

Consolidated Balance Sheets as of December 31, 2008, and 2007	F-3

Consolidated Statements of Operations and Comprehensive Income for the Years
Ended December 31, 2008, 2007 and Cumulative from Inception	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended
December 31, 2008, 2007, and Cumulative from Inception	F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008, 2007, and Cumulative from Inception	F-6

Notes to Consolidated Financial Statements December 31, 2008, and 2007	F-8

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Uranium 308 Corp.:

We have audited the accompanying consolidated balance sheet of Uranium 308 Corp. (a Nevada corporation in the exploration stage and formerly Montagu Resources Corp.) and subsidiaries as of December 31, 2008, and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2008, and cumulative from inception (November 18, 2005) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium 308 Corp. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, and cumulative from inception (November 18, 2005) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 1 to the financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 13, 2009.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008, AND 2007

ASSETS

	2008	2007
Current Assets:
Cash and cash equivalents	$28,997	$154,019
Prepaid expenses and deposit	168,908	120,358

Total current assets	197,905	274,377

Property and Equipment:
Computer and office equipment	9,290	29,898
Field equipment	6,405	11,574
Vehicles	4,816	41,780

	20,511	83,252
Less - Accumulated depreciation	(19,171)	(2,848)

Net property and equipment	1,340	80,404

Other Assets:
Mineral property licenses	72,450,000	49,150,000

Total other assets	72,450,000	49,150,000

Total Assets	$72,649,245	$49,504,781

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$1,118,034	$397,232
Accrued liabilities	39,103	20,000
Contract payable	14,200,000	-
Loans from stockholders	1,985,888	-
Due to related parties	369,658	86,735

Total current liabilities	17,712,683	503,967

Total liabilities	17,712,683	503,967

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001
par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000
shares authorized; 105,894,467 and 87,604,467 shares
issued and outstanding in 2008 and 2007, respectively	1,059	876
Additional paid-in capital	66,604,166	51,748,935
Donated capital	14,625	14,625
Other accumulated comprehensive income	23,504	2,643
(Deficit) accumulated during the exploration stage	(11,706,792)	(2,766,265)

Total stockholders' equity	54,936,562	49,000,814

Total Liabilities and Stockholders' Equity	$72,649,245	$49,504,781

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH DECEMBER 31, 2008

	Year Ended		Cumulative
	December 31,		From
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
Stock-based compensation	5,942,842	1,175,684	7,118,526
Geological exploration	1,727,150	730,066	2,457,216
General and administrative	989,189	619,852	1,612,962
Professional fees	265,049	189,523	490,672
Donated services	-	3,000	9,750
Depreciation	16,323	2,848	19,171
Donated rent	-	1,500	4,875
Impairment of mineral property costs	-	-	3,542

Total general and administrative expenses	8,940,553	2,722,473	11,716,714

(Loss) from Operations	(8,940,553)	(2,722,473)	(11,716,714)

Other Income	26	9,896	9,922

Provision for income taxes	-	-	-

Net (Loss)	$(8,940,527)	$(2,712,577)	$(11,706,792)

Comprehensive (Loss):
Foreign currency translation	20,861	2,643	23,504

Total Comprehensive (Loss)	$(8,919,666)	$(2,709,934)	$(11,683,288)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.09)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	104,085,915	161,116,534

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIODS FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH DECEMBER 31, 2008

						(Deficit)
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Donated	Comprehensive	Development
Description	Shares	Amount	Capital	Capital	Income	Stage	Total

Balance - November 18, 2005	-	$-	$-	$-	$-	$-	$-

Donated services and expenses	-	-	-	1,125	-		1,125

Common stock issued for cash	187,500,000	1,875	(1,825)	-	-	-	50

Net (loss) for the period		-	-	-	-	(24,767)	(24,767)

Balance - December 31, 2005	187,500,000	1,875	(1,825)	1,125	-	(24,767)	(23,592)

Common stock issued for cash at $0.10 per share	37,912,500	379	100,721	-	-	-	101,100

Donated services and expenses	-	-	-	9,000	-	-	9,000

Net (loss) for the period		-	-	-	-	(28,921)	(28,921)

Balance - December 31, 2006	225,412,500	2,254	98,896	10,125	-	(53,688)	57,587

Donated services and expenses	-	-	-	4,500	-	-	4,500

Common stock cancelled at par	(166,500,000)	(1,665)	1,665	-	-	-	-

Common stock issued for mineral exploration licenses	20,000,000	200	44,599,800	-	-	-	44,600,000

Common stock issued for cash at $0.50 per share	1,360,000	14	679,986	-	-	-	680,000

Common stock issued for cash at $0.75 per share	6,297,501	63	4,723,063	-	-	-	4,723,126

Common stock issued for cash at $1.00 per share	588,500	6	588,494	-	-	-	588,500

Stock-based compensation	-	-	1,175,684	-	-	-	1,175,684

Share issued for finder's fee	445,966	4	(4)	-	-	-	-

Finder's fee paid in cash	-	-	(129,750)	-	-	-	(129,750)

Contribution of additional paid-in capital	-	-	11,101	-	-	-	11,101

Foreign currency translation	-	-	-	-	2,643	-	2,643

Net (loss) for the period	-	-	-	-	-	(2,712,577)	(2,712,577)

Balance - December 31, 2007	87,604,467	876	51,748,935	14,625	2,643	(2,766,265)	49,000,814

Common stock issued for mineral exploration licenses	5,000,000	50	7,649,950	-	-	-	7,650,000

Common stock issued for mineral exploration licenses	12,000,000	120	14,952	-	-	-	15,072

Common stock issued for cash at $0.75 per share	110,000	1	82,499	-	-	-	82,500

Stock-based compensation	-	-	5,942,842	-	-	-	5,942,842

Issuance of common stock subscribed	1,180,000	12	1,179,988	-	-	-	1,180,000

Finder's fee paid in cash	-	-	(15,000)	-	-	-	(15,000)

Foreign currency translation	-	-	-	-	20,861	-	20,861

Net (loss) for the period	-	-	-	-	-	(8,940,527)	(8,940,527)

Balance - December 31, 2008	105,894,467	$1,059	$66,604,166	$14,625	$23,504	$(11,706,792)	$54,936,562

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)

	Year Ended		Cumulative
	December 31,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(8,940,527)	$(2,712,577)	$(11,706,792)
Adjustments to reconcile net (loss) to net cash
(used in) provided by operating activities:
Depreciation	36,964	2,848	39,812
Donated services and rent	-	4,500	14,625
Impairment of mineral properties	-	(3,542)	(3,400)
Stock-based compensation	5,942,842	-	5,942,842
Loss on disposition of fixed assets	65,911	-	65,911
Changes in net liabilities-
Prepaid expenses and deposit	(48,550)	(120,268)	(168,908)
Contract payable	6,550,000	-	6,550,000
Accounts payable and accrued liabilities	739,905	413,982	1,157,137

Net Cash Provided by (Used in) Operating Activities	4,346,545	(2,415,057)	1,891,227

Investing Activities:
Purchases of property and equipment	(23,811)	(79,710)	(103,521)
Acquisition of mineral licenses	(8,000,000)	(4,550,000)	(12,550,142)

Net Cash (Used in) Investing Activities	(8,023,811)	(4,629,710)	(12,653,663)

Financing Activities:
Issuance of common stock for cash	82,500	7,178,411	7,362,061
Issuance of common stock for finder's fee	(15,000)	(129,750)	(144,750)
Issuance of common stock for ownership interest	1,195,072	-	1,195,072
Loans from stockholders	1,985,888	-	1,985,888
Due to related parties	282,923	50,030	369,658

Net Cash Provided by Financing Activities	3,531,383	7,098,691	10,767,929

Effect of Other Comprehensive Income
on Cash and Cash Equivalents	20,861	2,643	23,504

Net (Decrease) Increase in Cash and Cash Equivalents	(125,022)	56,567	28,997

Cash and Cash Equivalents - Beginning of Period	154,019	97,452	-

Cash and Cash Equivalents - End of Period	$28,997	$154,019	$28,997

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)

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
DECEMBER 31, 2008, AND 2007

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
DECEMBER 31, 2008, AND 2007

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

   Fair Value of Financial Instruments

Uranium 308 estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Uranium 308 could realize in a current market exchange.  As of December 31, 2008, and 2007, the Company’s financial instruments approximated fair value to do the nature and short-term maturity of such instruments.

   Concentration of Risk

Financial instruments which potentially subject Uranium 308 to concentrations of credit risk consist principally of cash.  Uranium 308 places its temporary cash investments in reputable financial institutions which are fully insured by the government in which they are located.  Financial instruments that potentially subject Uranium 308 to concentrations of credit risk consist primarily of cash in excess of federally insured amounts.  For the years ended December 31, 2008, and 2007, and cumulative from inception, Uranium 308 has not incurred a loss relating to this concentration of credit risk.

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
DECEMBER 31, 2008, AND 2007

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

For the years ended December 31, 2008, and 2007, and cumulative from inception, no events requiring an impairment loss occurred.

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
DECEMBER 31, 2008, AND 2007
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

   Stock-based Compensation

Uranium 308 records stock based compensation in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and Directors, including stock options.  The Company had issued 5,100,000 stock options to its Directors and consultants as of December 31, 2008.

Uranium 308 has a stock-based compensation plan that is described more fully in Note 7.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

2.           Exploration Stage Activities and Going Concern

During the period from inception through December 31, 2008, and subsequent thereto, the Company continued its mineral property acquisition, exploration programs, and capital formation activities through the issuance of equity, debt and other contract obligations, and loans from stockholders and other related parties.

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

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of December 31, 2008,  Uranium 308 had accumulated losses since inception of $11,706,792.  These factors raise substantial doubt regarding Uranium 308's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Uranium 308 be unable to continue as a going concern.

3.           Related Party Transactions

For the period ended June 30, 2007, Uranium 308 recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of Uranium 308.  The donated services and rent were terminated as of July 1, 2007.

As of December 31, 2008, Uranium 308 was indebted to a company controlled by a relative of the former President of Uranium 308 for $369,658 (December 31, 2007 - $86,735), which is non-interest bearing, unsecured, and due on demand.

For the year ended December 31, 2008, the Company paid Mr. Dennis Tan, the president and CEO of Uranium 308, $30,000, and as of December 31, 2008, owed him $110,000, as consulting fees in accordance with the Consulting Agreement between Dennis Tan and Uranium 308, dated July 24, 2007.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

For the year ended December 31, 2008, the Company paid Mr. Michael Tan, the brother of the president and CEO of Uranium 308, $24,000, and as of December 31, 2008, owed him $88,000, as consulting fees in accordance with the Consulting Agreement between Michael Tan and Uranium 308, dated July 24, 2007.

4.           Loans from Stockholders

As of December 31, 2008, Uranium 308 received $1,985,888 (December 31, 2007 – nil) as loans from three stockholders.  The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

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
DECEMBER 31, 2008, AND 2007

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

On January 31, 2008, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10% ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of Uranium 308, which had already been issued to MML.  In addition, HKMML is in the process of having Tooroibandi registered as a 1% owner of the registered capital in HKMML, which is expected to be finalized in the near term, and Tooroibandi has already had the Exploration Licenses registered on behalf of HKMML for use under the Tin Exploration Licenses registered to HKMML.  (See Note 10 for additional information).

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
DECEMBER 31, 2008, AND 2007

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
DECEMBER 31, 2008, AND 2007

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On December 1, 2008, the Company issued 110,000 shares to three individuals due to the closing of the Company’s private placement at $0.75 per share for total gross proceeds of $82,500.

As of December 31, 2008, total issued and outstanding shares of common stock increased to 105,894,467 shares.

7.           Stock-based Compensation

During the year ended December 31, 2008, the amount of $5,942,842 of stock option compensation expense was recognized under the Stock-based Compensation Plan.

During the year ended December 31, 2007, 7,300,000 stock options were granted under the Stock-based Compensation Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 6,500,000 were issued to Directors and 800,000 were issued to consultants and an officer.  The Optionee shall have the initial vested right to purchase an aggregate of up to five percent of the Option Shares on November 28, 2007, and the Optionee’s remaining right to purchase an aggregate of up to the remaining 95% of the Option Shares under the Option shall only vest in equal monthly proportions over a period of 19 months from the Initial Vesting Date.  During the year ended December 31, 2008, 2,200,000 stock options were cancelled because one director resigned and one consultant terminated his contract with the Company.

A summary of Uranium 308’s stock option activities is presented below:

Options Outstanding	Directors	Consultants	Total	Option Price	Value

Balance - December 31, 2007	6,500,000	800,000	7,300,000	$1.60	$1.53

Stock Options Cancelled	(2,000,000)	(200,000)	(2,200,000)	1.60	1.53

Balance - December 31, 2008	4,500,000	600,000	5,100,000	$1.60	$1.53

Compensation costs related to options that vest in the future will be recognized as the related options vest.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

9.           Income Taxes

Potential benefits of income tax losses are not recognized by the Company until realization is more likely than not.  Uranium 308 has net operating losses of $11,706,792 which expire in 2028.  Pursuant to SFAS No. 109, Uranium 308 is required to compute deferred tax asset benefits for net operating losses carried forward.  The potential benefit of net operating losses has not been recognized in these financial statements because Uranium 308 cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

For the years ended December 31, 2008, and 2007, the provision for income taxes consisted of the following (assuming an effective tax rate of 15 percent):

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$1,341,079	$406,887
Change in valuation allowance	(1,341,079)	(406,887)

Total deferred tax provision	$-	$-

As of December 31, 2008, and 2007, deferred tax assets consisted of the following:

2008

Loss carryforwards	$1,756,019
Less - Valuation allowance	(1,756,019)

Total net deferred tax assets	$-

10.           Commitments and Contingencies

On September 4, 2007, Uranium 308 entered into an operating lease for office space in Beijing, China.  The term of the lease was for two years.  The rent for the office space was payable quarterly in the amount of $9,318.  Future minimum rental amounts under the lease amount to $37,272 in 2008, and $24,848 in 2009, respectively.  At the beginning of July 2008, Uranium 308 terminated the office lease agreement.

On September 26, 2008, Uranium 308 Entered into an operating lease for office space in Beijing, China.  The operating lease was effective on November 7, 2008.  The term of the lease is for two years.  The rent for the office space is payable quarterly in the amount of $12,780.  Future minimum rental amounts under the lease amount to $51,120 in 2009 and $38,340 in 2010, respectively.

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

In early September 2008, MEL discovered that Lin Dong Hong allegedly fraudulently transferred an additional 22% ownership of Tooroibandi to Mr. Mo Oihua, a business associate of Lin Dong Hong, under Mongolia’s Foreign Investment and Foreign Trade Authority Resolution A-3769.

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

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the four Tin Exploration Licensees (License Numbers 13061X, 13062X, 13063X, and 13064X) received by HKMML through the Share Purchase Agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the Exploration Licenses (License Numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for Uranium 308 and MEL to enter into such Share Purchase Agreement.  The Tin Exploration Licenses were determined to be located completely within the boundaries of the two Exploration Licenses held by Tooroibandi.  The Board of Directors is currently evaluating the position of the Company under the terms of the Share Purchase Agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML.  As of April 14, 2009, the matter is still pending before the Board of Directors of the Company.

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill.  This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.  This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase.  Uranium 308 does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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
DECEMBER 31, 2008, AND 2007

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
DECEMBER 31, 2008, AND 2007

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
DECEMBER 31, 2008, AND 2007

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Uranium 308 Corp. and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Uranium 308 Corp. and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of Uranium 308 Corp. and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Uranium 308 Corp. and our consolidated subsidiaries that could have a material effect on the financial statements.

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, the end of our fiscal year.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting principles and our overall control environment.  This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of December 31, 2008, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Our audit committee has reviewed the results of management’s assessment.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 31, 2009:

Name	Age	Positions and Offices Held
Dennis Tan(1)	37	President, Chief Executive Officer and director
Anthony Tam(2)	50	Secretary, Treasurer and a Director
Martin Shen(3)	38	Director
Chris Metcalf(3)	39	Director
David Lorge(4)	62	Vice President of Exploration
Earl Abbott(5)	67	Director
Notes:
(1)	Mr. Tan was appointed as a director and appointed the President and CEO of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and appointed as the Secretary and Treasurer on September 27, 2007.
(3)	Mr. Shen and Mr. Metcalf were appointed as directors of the Company on November 28, 2007.
(4)	Mr. Lorge was appointed Vice President of Exploration of the Company on November 7, 2007.
(5)	Dr. Abbott was appointed as a director of the Company on February 20, 2008.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

Dennis Tan (age 38) has been our President, CEO and a director of  the Company since June 11, 2007.  Mr. Tan was the Manager of Technical Operations and Support for 5G Wireless Communications in Singapore from June, 2001, to September, 2002.  He was closely involved in the early implementation of commercial wireless Internet access networks and has assisted in the design of several wireless network projects, including hotels and convention centers. He also has extensive experience in testing, debugging and maintaining fully operational network systems.  From December, 2003, to October, 2005, Mr. Tan joined Nex Connectivity Solutions Inc. as the Chief Technology Officer.  In November, 2005, until December, 2006, Mr. Tan ventured into the mining industry where he was employed by Magnus International Resources Inc. (OTCBB: MGNU) to manage its China Head Office and its various projects all over China.  From January, 2007, to present, Mr. Tan has been the President of Nex Connectivity Solutions Inc.  Mr. Tan graduated from Simon Fraser University with a BA in Economics in 1996.  Mr. Tan also holds a post-graduate qualification from the Information Technology Institute in Vancouver, British Columbia, which he received in 2001.  Mr. Tan is not an officer or director of any other reporting issuer at this time.

Anthony Tam (age 50) has been our Secretary, Treasurer and a director of the Company since September 27, 2007.  Mr. Tam is an engineer and chartered accountant with more than 25 years of experience in the mining industry.  Mr. Tam worked as general manager for Denstone Minerals Ltd. (a Canadian company specializing in mineral investment in China) and was also President and director of Galactic Resources (China) Ltd. and Can-Pacific Rare Earths & Metal Co. (both were wholly owned subsidiaries of Galactic Resources Ltd.).  Prior to this, Mr. Tam was the financial controller of E & B Exploration and Mascot Goldmine Ltd. in Vancouver, BC.  Mr. Tam has received a B.Sc. in Engineering from Queen's University in Kingston, Ontario (1971), a B.Sc. in Mining Engineering from Queen's (1973), and he is a Chartered Accountant (University of British Columbia, 1978).  He has special expertise in negotiating joint ventures and conducting initial geological and engineering assessments of mineral properties.

Martin Shen (age 38) has been a director of our Company since November 28, 2007.  Mr Shen has been the Controller and Chief Financial Officer of R. Wales and Son, a private Canadian manufacturer engaged in refurbishing mining equipment parts for local and international mines, since 2003.  Mr. Shen is a Certified Public Accountant (Colorado) with special expertise in international accounting and taxation, he has held multiple positions in PriceWaterhouseCoopers’ (PCW) Vancouver, Hong Kong and Singapore offices, serving variously as Tax Manager from 1998, to 2002, and as a Senior Accountant and Senior Associate from 1995, to 1998. In addition to holding a B.Sc. from the University of British Columbia, Mr. Shen has extensive tax training, including US Intermediate Tax Training (PwC, Tampa, Florida); US Tax Technical Training (PwC, Charleston, South Carolina); and Asia Region Tax Technical Training (Singapore).

Christopher S. Metcalf (age 39) has been a director of the Company since November 27, 2007.  In addition, Mr. Metcalf is currently the CEO and a director of ESP Resources Inc. (OTCBB: ESPI), since September 2007, which is engaged in oil and gas exploration and petrochemicals, and a director of Sinobiomed Inc. (OTCBB: SOBM), since March 2007, which is engaged in the biopharmaceutical industry in China.  Prior to joining the Company, Mr. Metcalf was Vice President of GF Private Equity Group LLC, where he served on the investment committee responsible for all aspects of the fund’s venture capital portfolio in early to growth stage companies across several sectors, including energy and clean technology, application and enterprise software, and financial services.  In addition, Mr. Metcalf was the President of Altitude Funds LLC, which sponsors and manages premier private equity partnerships on behalf of the GF Private Equity Group.  Prior to that position, from 2002 to 2006, Mr. Metcalf served as the Vice President of the Graystone Research Group in Morgan Stanley where he was a research analyst covering a variety of private equity and hedge fund investments in the U.S., Europe, and Asia.  Apart from his professional experience, Mr. Metcalf holds degrees from the University of Chicago (MBA with Honors), and the University of Virginia (Juris Doctor and Bachelor of Science in Commerce).  Mr. Metcalf is currently a member of the California and Virginia State Bar Associations.

David Lorge (age 62) has been our Vice President of Exploration since November 7, 2007.  Mr. Lorge has been a practicing geologist for 28 years and has wide experience in minerals, coal, and geothermal exploration and development with 15 major and 19 junior companies.  Major firms have included some of the leading names in mineral exploration, including Newmont Exploration, Ltd., Cominco American, Inc. and Teck Resources, Inc.  Mr. Lorge has designed and conducted exploration and development programs using geological, geochemical, and geophysical techniques in China, United States, Canada, Mongolia, Peru, and Ghana.  Mr. Lorge has conducted over fifty drilling programs of auger, conventional, reverse-circulation, and diamond-core drilling and has multiple successes in discovering, defining and expanding mineralization in North America, Asia and Africa.  Mr. Lorge received a B.Sc. degree in Geological Engineering in 1979 from the Missouri School of Mines at the University of Missouri, Rolla.  His course of study emphasized geology, exploration techniques, and mineral development and included graduate level courses in geology.  Mr. Lorge’s professional affiliations include: Society of Economic Geologist (Fellow) and membership in the Society of Mining, Metallurgy, the Geological Society of Nevada, the Northwest Mining Association, and the Nevada Petroleum Society.

Dr. Earl W. Abbott (age 67) has been a director of the Company since February 20, 2008.  In February of 2008, Dr. Abbott was appointed as a director of USA Uranium Corp. and its director of mining operations.  In May, 2007, Dr. Abbott was appointed as a director of Desert Gold Ventures Inc. From March, 2004, to present, Dr. Abbott has been the President, Chief Executive Officer and Director of Tornado Gold International Corporation.  Dr. Abbott resigned as the Chief Financial Officer of Tornado Gold in March, 2006.  Dr. Abbott is a senior geologist with 33 years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica.  From 2003, to December 1, 2006, Dr. Abbott was the President of Big Bar Gold Corp., a company reporting on a Canadian exchange, and he continues to serve as a director.  From 2005, to December 1, 2006, Dr. Abbott served as president of AAA Minerals, which later became AAA Energy, a company reporting on a U.S. exchange, and he continues to serve as a director.  From 1999, to present, Dr. Abbott has served as the president of King Midas Resources Ltd., a private Canadian company he founded, which has acquired U.S. and Mexican gold properties.  From 1982, to the present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs.  Dr. Abbott is a member of the American Institute of Professional Geologists and a past president of its Nevada section.  He is also a Certified Professional Geologist and a member of the Geological Society of Nevada (and its past president).  In addition, Dr. Abbott is a member of the Society of Mining Engineers of American Institute of Mining, Metallurgical and Petroleum; the Denver Region Exploration Geologists Society (and its past president); and the Nevada Petroleum Society (and its past president).  Dr. Abbott earned his Ph.D. in Geology in 1972 and his Master of Arts in Geology in 1971 from Rice University, Houston, Texas.  Dr. Abbott earned his Bachelor of Arts degree in Geology in 1965 from San Jose State College, San Jose, California.  Except as otherwise stated, Dr. Abbott is not an officer or director of any other reporting company.

Involvement in Certain Legal Proceedings

Other than as described under Item 3. Legal Proceedings above with respect to Mr. Lin Dong Hong, we are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC.  Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than ten percent beneficial owners were complied with, except as follows:

Mr. Dennis Tan failed to timely file his Form 4 relating to the grant of stock option on Nov. 28, 2007.  His Form 4 was filed on Dec. 6, 2007.

Mr. Lin Dong Hong failed to timely file his Form 3 when he became an affiliate and was appointed as a director on Sept. 27, 2007.  His Form 3 was filed on Dec. 6, 2007.  In addition, Mr. Hong failed to timely file his Form 4 relating to the grant of stock options on Nov. 28, 2007.  His Form 4 was filed on Dec. 7, 2007.

Mr. David Lorge failed to timely file his Form 3 when he was appointed as an officer on Nov. 7, 2007.  In addition, Mr. Lorge failed to timely file his Form 4 relating to the grant of stock options on Nov. 28, 2007.

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

A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Uranium 308 Corp. at 2820 W. Charleston Blvd., Suite 22, Las Vegas, NV  89102.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an audit committee financial expert.

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

ITEM 11. EXECUTIVE COMPENSATION

In this item, “Named Executive Officer” means:

(i)	all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level

(ii)
the Company’s two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeds $100,000; and

(iii)
up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed December 31, 2008, and 2007:

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dennis Tan(1)	2008	$10,000		$ Nil	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil	$10,000
President, CEO and Director	2007	$60,000		$ Nil	$ Nil	$140,000	$ Nil	$ Nil	$ Nil	$200,000

Anthony Tam(2)	2008	$96,000	(3)	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil	$96,000
Secretary, Treasurer and Director	2007	$69,000	(3)	$ Nil	$ Nil	$140,000	$ Nil	$ Nil	$ Nil	$209,000

Sadru Mohamed(4)	2008	-		-	-	-	-	-	-	-
President, Treasurer and Director	2007	$ Nil		$ Nil	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil

Notes:
(1)	Mr. Tan was appointed as the President, CEO and a director of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and as the Secretary and Treasurer on September 27, 2007.
(3)	Mr. Tam provides his services to the Company as a consultant, and therefore, the $96,000 in 2008 and the $69,000 in 2007 was paid as a consulting fee and not as salary.
(4)
Mr. Mohamed was elected a director of the Company and appointed as President and Treasurer at the Company’s inception on November 18, 2005, until his resignation from all those positions on June 11, 2007.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s Stock Option Plan.

Narrative Disclosure to the Summary Compensation Table

Effective August 1, 2007, the Company entered into a three-year consulting services agreement with Mr. Dennis Tan whereby Mr. Tan is to serve as the President and CEO of the Company.  The agreement shall automatically renew for subsequent two-year periods unless notice not to renew is given by either party at least 90 calendar days prior to the end of the term.  Terms of the agreement call for payments of a base fee of US$10,000 per month (to be renegotiated annually) as compensation for services as President and CEO among other terms and provisions as more fully detailed in the management agreement, which is incorporated herein by reference to Exhibit 10.1 filed on our Form 10-QSB on EDGAR on August 20, 2007.

On November 28, 2007, Messrs. Dennis Tan and Anthony Tam were each granted 2,000,000 stock options having an exercise price of $1.60 per share and an expiry date of five years from the date of grant.  The stock options have vesting provisions of 5% on the date of grant and 5% on the last day of each month thereafter.

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended December 31, 2008:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dennis Tan(1)	1,400,000	600,000	600,000	$1.60	Nov. 28, 2012	Nil	$ Nil	Nil	$ Nil
President, CEO and Director	shares	shares	shares
Anthony Tam(2)	1,400,000 shares	600,000 shares	600,000 shares	$1.60	Nov. 28, 2012	Nil	$ Nil	Nil	$ Nil
Secretary, Treasurer and Director
Notes:
(1)	Mr. Tan was appointed as the President, CEO and a director of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and as the Secretary and Treasurer on September 27, 2007.

Retirement Benefits and Change of Control

Under the stock option agreements with each of Messrs. Dennis Tan and Anthony Tam, if there is a formal offer for the purchase of the issued and outstanding shares of the Company, then all of the stock options shall vest immediately.

Under the Management Agreement between the Company and Mr. Dennis Tan, dated July 24, 2007, if the Management Agreement is terminated (by act or constructively), or fails to renew due to failure of agreement after the issuance of a non-renewal notice, or otherwise at the termination of the Management Agreement, then Mr. Tan shall receive a termination fee (the “Termination Fee”) of the greater of:

(a)	the aggregate remaining monthly fee of $10,000 for the unexpired remainder of the Term; or

(b)	six months of the monthly fee ($60,000).

At the Company’s election the Termination Fee may be paid in 12 equal monthly installments commencing with the first payment on the effective date of termination.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2008 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dennis Tan(1)	See above	See above	See above	See above	See above	See above	See above
Anthony Tam(2)	See above	See above	See above	See above	See above	See above	See above
Martin Shen(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chris Metcalf(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Earl Abbott(4)	35,050(5)	Nil	Nil	Nil	Nil	Nil	35,050
Notes:
(1)	Mr. Tan was appointed as a director and appointed the President and CEO of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and appointed as the Secretary and Treasurer on September 27, 2007.
(3)	Mr. Shen and Mr. Metcalf were appointed as directors of the Company on November 28, 2007.
(4)	Dr. Abbott was appointed as a director of the Company on February 20, 2008.
(5)	These funds were paid to Mr. Earl Abbott as a consulting fee for services provided to the Company in addition to his directorship duties.

Narrative Disclosure to the Director Compensation Table

On November 28, 2007, the Board of Directors adopted a stock option and incentive plan and granted in aggregate 4,500,000 stock options to the following current directors:  Dennis Tan – 2,000,000; Anthony Tam – 2,000,000; Martin Shen – 250,000; and Chris Metcalf – 250,000.  The stock options have an exercise price of $1.60 per share and an expiry date of five years from the date of grant.  The stock options have vesting provisions of 5% on the date of grant and 5% on the last day of each month thereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2009 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 105,894,467 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *		Percent of Common Stock(1)

Mongolia Metals Limited c/o Unit C & B 8th Floor 4 Hennessy Road Sincere Insurance Bldg. Hong Kong, Hong Kong	Shareholder	12,000,000	(2)	11.3%

Dennis Tan 201 Makiling Street Ayala Alabang Village Muntinlupa City, Philippines	President and Chief Executive Officer	17,900,000	(3)	16.6%

Anthony Tam 701 Albon Plaza 2-6 Granville Road, Tstim Sha Tsui Kowloon, Hong Kong	Secretary, Treasurer and Director	2,900,000	(4)	2.7%

Lin Dong Hong Bayangol 5 Khoroo 10 Rhoroolol, 48A-04 Ulaanbaatar, Mongolia	Shareholder and former director	15,000,000	(5)	14.2%

Chris Metcalf 1018 – 54 Rainey Street Austin, TX 78701	Director	237,500	(6)	( *)

Martin Shen 1322 W. King Edward Avenue Vancouver, BC V6H 1Z9	Director	237,500	(7)	( *)

David Lorge 285 Sandia Drive Fernley, NV 89408	Vice President of Operations	237,500	(8)	( *)

Earl Abbott 8600 Technology Way, Suite 118, Reno, NV 89521	Director	Nil		Nil

Directors and Officers as a group (7 persons)		21,512,500	(9)	19.5%
Notes:
(*)           Indicates less than 1%.
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

(2)	This figure includes 12,000,000 shares held directly by Mongolia Metals Limited.
(3)
This figure includes 16,000,000 shares held directly by Dennis Tan and 1,700,000 stock options which have already vested and 200,000 stock options which will vest within 60 days of the Determination Date.

(4)
This figure includes 1,000,000 shares held directly by Anthony Tam and 1,700,000 stock options which have already vested and 200,000 stock options which will vest within 60 days of the Determination Date.

(5)	This figure includes 15,000,000 shares held directly by Lin Dong Hong.
(6)	This figure includes 212,500 stock options which have already vested and 25,000 stock options which will vest within 60 days of the Determination Date.
(7)	This figure includes 212,500 stock options which have already vested and 25,000 stock options which will vest within 60 days of the Determination Date.
(8)	This figure includes 212,500 stock options which have already vested and 25,000 stock options which will vest within 60 days of the Determination Date.
(9)
This figure includes 17,000,000 shares owned directly by directors and executive officers as well as 4,037,500 stock options with have already vested and 475,000 stock options which will vest within 60 days of the Determination Date.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no transactions, since the beginning of the Company’s fiscal year ended December 31, 2007, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest except as follows:

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

Effective August 1, 2007, the Company entered into a five-year consulting services agreement with Mr. Michael Tan whereby Mr. Tan is to provide services in the area of corporate finance and development strategy designed to assist the Company in its business development.  The agreement shall not automatically renew at the end of the term.  Terms of the agreement call for payments of a fee of US$8,000 per month as compensation for services.  As at December 31, 2008, Mr. Michael Tan had received $48,000 in consulting fees, and the Company has accrued $88,000 to him.

As at December 31, 2008, the Company has received a loan from Mr. Anthony Tam, one of our directors, in the amount of $30,000, which does not bear interest and has no set terms of repayment.

As at December 31, 2008, the Company has received shareholder loans in the amount of $1,955,888.31 which do not bear interest and have no set terms of repayment other than being due on demand.

Director Independence

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “OTCBB”).  The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, we currently have three of our five directors that would qualify as independent directors under the definition in the AMEX Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2008, and 2007.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2008	$12,000	$21,000	$ Nil	$ Nil
2007	$12,000	$7,000	$ Nil	$ Nil
Notes:
(1)
The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal years.

(2)
The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.

(3)	The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
(4)	The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation.
3.2(1)	Bylaws.
3.3(2)	Certificate of Change filed with the Secretary of State of Nevada filed and effective on March 15, 2007. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2007).

Exhibit No.	Description of Exhibit
3.4(3)	Articles of Merger filed with the Secretary of State of Nevada on June 19, 2007 and which is effective July 2, 2007.
3.5(3)	Certificate of Change filed with the Secretary of State of Nevada on June 19, 2007 and which is effective July 2, 2007.
10.1(4)	Management Agreement between Uranium 308 Corp. and Dennis Tan, dated July 24, 2007
10.2(5)	Share Purchase Agreement between Uranium 308 Corp., Mongolia Energy Limited and all the shareholders of Mongolia Energy Limited, dated September 21, 2007.
10.3(5)	Share Purchase Agreement between Mongolia Energy Limited, Tooroibandi Limited and Mr. Lin Dong Hong, dated August 23, 2007.
10.4(6)	Asset Purchase Agreement between Uranium 308 Corp., Success Start Energy Investment Co. and Tooroibandi Limited, dated January 15, 2008.
10.5(7)	Share Purchase Agreement between Uranium 308 Corp., Mongolia Energy Limited, Tooroibandi Limited, Mongolia Metals Limited and Hong Kong Mongolia Metals Limited, dated January 28, 2008.
14.1(8)	Code of Ethics.
21	List of Subsidiaries.
31.1	Certificate pursuant to Rule 13a-14(a).
31.2	Certificate pursuant to Rule 13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. Section 1350.
32.2	Certificate pursuant to 18 U.S.C. Section 1350.
99.1(9)	August 7, 2008 letter to State Registration Office of Mongolia
99.2(9)	August 7, 2008 letter to Foreign Investment and Foreign Trade Authority of Mongolia
99.3(9)	Claim filed with the Capital City Administrative Court, dated August 7, 2008, by Mongolia Energy Limited against the Foreign Trade Authority of Mongolia and the State Registration Office of Mongolia.
99.4(9)	Affidavit of Anthony Tam
99.1(10)	Claim filed by Lin Dong Hong against Mongolia Energy Limited on August 20, 2008
99.2(10)	Judge’s Directive, dated August 27, 2008

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on February 23, 2006, and incorporated herein by reference
(2)	Previously filed as an exhibit to our Form 8-K filed on March 15, 2007, and incorporated herein by reference.
(3)	Previously filed as an exhibit to our Form 8-K filed on July 5, 2007, and incorporated herein by reference.
(4)	Previously filed as an exhibit to our Form 10-QSB filed on August 20, 2007, and incorporated herein by reference.
(5)	Previously filed as an exhibit to our Form 8-K filed on October 1, 2007, and incorporated herein by reference.
(6)	Previously filed as an exhibit to our Form 8-K filed on January 22, 2008, and incorporated herein by reference.
(7)	Previously filed as an exhibit to our Form 8-K filed on February 6, 2008, and incorporated herein by reference.
(8)	Previously filed as an exhibit to our Form 10-KSB filed on April 12, 2007, and incorporated herein by reference.
(9)	Previously filed as an exhibit to our Form 8-K filed on August 27, 2008, and are incorporated herein by reference
(10)	Previously filed as an exhibit to our Form 10-Q filed on November 14, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2009.

URANIUM 308 CORP.
(Registrant)
By:	/s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis	President, Chief Executive Officer and Director	April 14, 2009
TanDennis Tan

/s/ Anthony	Secretary, Treasurer and Director	April 14, 2009
TamAnthony Tam

/s/ Chris Metcalf	Director	April 14, 2009
Chris Metcalf

/s/ Martin Shen	Director	April 14, 2009
Martin Shen

/s/ Earl Abbott	Director	April 14, 2009
Earl Abbott

EXHIBIT INDEX

Exhibit #		Page#

21	List of Subsidiaries	47

31.1	Certificate pursuant to Rule 13a-14(a).	48

31.2	Certificate pursuant to Rule 13a-14(a).	50

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	52

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	53