Form 10-Q
period 2009-03-31
URANIUM 308 CORP.
filed 2009-05-13
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to_______________to_______________

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

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
☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common stock, $0.00001 par value	105,894,467

TABLE OF CONTENTS

Use of Names	1
Forward-Looking Statements	1
Part I – Financial Information	2
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	7
Item 4. Controls and Procedures	6
Part II – Other Information	9
Item 1. Legal Proceedings	9
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signatures	24

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

Consolidated Interim Financial Statements-

Consolidated Balance Sheets as of March 31, 2009, and December 31, 2008	F-2

Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2009, and 2008, and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Three months Ended March 31, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Consolidated Interim Financial Statements March 31, 2009, and 2008	F-6

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2009, AND DECEMBER 31, 2008
(Unaudited)

	As of	As of
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,789	$28,997
Prepaid expenses and deposit	158,832	168,908
Total current assets	161,621	197,905
Property and Equipment:
Computer and office equipment	9,290	9,290
Field equipment	6,405	6,405
Vehicles	4,816	4,816
	20,511	20,511
Less - Accumulated depreciation	(19,194)	(19,171)
Net property and equipment	1,317	1,340
Other Assets:
Mineral property licenses	72,450,000	72,450,000
Total other assets	72,450,000	72,450,000
Total Assets	$72,612,938	$72,649,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$1,067,377	$1,118,034
Accrued liabilities	90,435	39,103
Contract payable	14,200,000	14,200,000
Loans from stockholders	2,016,437	1,985,888
Due to related parties	423,658	369,658
Total current liabilities	17,797,907	17,712,683
Total liabilities	17,797,907	17,712,683
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000 shares authorized; 105,894,467 issued and outstanding	1,059	1,059
Additional paid-in capital	67,836,219	66,604,166
Donated capital	14,625	14,625
Other accumulated comprehensive income	14,874	23,504
(Deficit) accumulated during the exploration stage	(13,051,746)	(11,706,792)
Total stockholders' equity	54,815,031	54,936,562
Total Liabilities and Stockholders' Equity	$72,612,938	$72,649,245

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Revenues	$-	$-	$-
Expenses:
Share-based compensation	1,232,053	-	8,350,579
Geological exploration	-	332,080	2,457,216
General and administrative	106,378	355,847	1,719,340
Professional fees	6,500	46,478	497,172
Donated services	-	-	9,750
Depreciation	23	3,136	19,194
Donated rent	-	-	4,875
Impairment of mineral property costs	-	-	3,542
Total general and administrative expenses	1,344,954	737,541	13,061,668
(Loss) from Operations	(1,344,954)	(737,541)	(13,061,668)
Other Income	-	26	9,922
Provision for income taxes	-	-	-
Net (Loss)	$(1,344,954)	$(737,515)	$(13,051,746)
Comprehensive (Loss):
Foreign currency translation	(8,630)	1,426	14,874
Total Comprehensive (Loss)	$(1,353,584)	$(736,089)	$(13,036,872)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	105,894,467	99,494,577

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(1,344,954)	$(737,515)	$(13,051,746)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	23	3,136	39,835
Donated services and rent	-	-	14,625
Impairment of mineral properties	-	-	(3,400)
Share-based compensation	1,232,053	-	7,174,895
Loss on disposition of fixed assets	-	-	65,911
Changes in net liabilities-
Prepaid expenses and deposit	10,076	(82,877)	(158,832)
Contract payable	-	6,550,000	6,550,000
Accounts payable and accrued liabilities	675	119,906	1,157,812
Net Cash Provided by (Used in) Operating Activities	(102,127)	5,852,650	1,789,100
Investing Activities:
Purchases of property and equipment	-	(5,948)	(103,521)
Acquisition of mineral licenses	-	(8,000,000)	(12,550,142)
Net Cash (Used in) Investing Activities	-	(8,005,948)	(12,653,663)
Financing Activities:
Issuance of common stock for cash	-	-	7,362,061
Issuance of common stock for finder's fee	-	-	(144,750)
Issuance of common stock for ownership interest	-	1,195,071	1,195,072
Loans from stockholders	30,549	830,730	2,016,437
Due to related parties	54,000	84,922	423,658
Net Cash Provided by Financing Activities	84,549	2,110,723	10,852,478
Effect of Other Comprehensive Income on Cash and Cash Equivalents	(8,630)	1,426	14,874
Net (Decrease) Increase in Cash and Cash Equivalents	(26,208)	(41,149)	2,789
Cash and Cash Equivalents - Beginning of Period	28,997	154,019	-
Cash and Cash Equivalents - End of Period	$2,789	$112,870	$2,789

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008 AND
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

On November 28, 2007, the Company granted 7,300,000 stock options to acquire alike number of shared of common stock to its  Directors, consultants, and an officers with the excerise price of $1.60 per share. The fair value of the stock option is $1.53 base on  Black-Scholes Option Pricing Model on the grant date, and will be vested equally over 19 months from the initial vesting date.  During the year ended December 31, 2008, 2,200,000 stock options were cancelled.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

   Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars.  In addition, the accompanying consolidated financial statements include the accounts of Uranium 308 and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

   Unaudited Interim Financial Statements

The consolidated interim financial statements of Uranium 308 as of March 31, 2009, and December 31, 2008, and for the three months ended March 31, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.  The accompanying consolidated financial statements have been prepared from the books of accounts of the Company and its subsidiaries under the accrual method of accounting.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

   Fair Value of Financial Instruments

Uranium 308 estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Uranium 308 could realize in a current market exchange.  As of March 31, 2009, and December 31, 2008, the Company’s financial instruments approximated fair value to do the nature and short-term maturity of such instruments.

   Concentration of Risk

Financial instruments which potentially subject Uranium 308 to concentrations of credit risk consist principally of cash.  Uranium 308 places its temporary cash investments in reputable financial institutions which are fully insured by the government in which they are located.  Financial instruments that potentially subject Uranium 308 to concentrations of credit risk consist primarily of cash in excess of federally insured amounts.  For the three month ended March 31, 2009, and 2008, and cumulative from inception, Uranium 308 has not incurred a loss relating to this concentration of credit risk.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

For the three months ended March 31, 2009, and 2008, and cumulative from inception, no events requiring an impairment loss occurred.

   Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Uranium 308 regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets and deferred income tax asset valuation allowances.  Uranium 308 bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Uranium 308 may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

   Stock-based Compensation

Uranium 308 records stock based compensation in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and Directors, including stock options.  The Company had issued total of 5,100,000 stock options to its Directors and consultants as of March 31, 2009.

2.           Exploration Stage Activities and Going Concern

During the period from inception through March 31, 2009, and subsequent thereto, the Company continued its mineral property acquisition, exploration programs, and capital formation activities through the issuance of equity, debt and other contract obligations, and loans from stockholders and other related parties.

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies that Uranium 308 will continue to realize its assets and discharge its liabilities in the normal course of business.  Uranium 308 has not generated revenues since inception and has never paid any dividends, and it is unlikely that the Company will pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of Uranium 308 as a going concern is dependent upon the continued financial support from its stockholders, the ability of Uranium 308 to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of March 31, 2009, Uranium 308 had accumulated losses since inception of $13,051,746.  These and other factors raise substantial doubt regarding Uranium 308's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Uranium 308 be unable to continue as a going concern.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

3.           Related Party Transactions

For the period ended June 30, 2007, Uranium 308 recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of Uranium 308.  The donated services and rent were terminated as of July 1, 2007.

As of March 31, 2009, Uranium 308 was indebted to a company controlled by a relative of the former President of Uranium 308 for $423,658 (December 31, 2008 - $369,658), which is non-interest bearing, unsecured, and due on demand.

For the three months ended March 31, 2009, the Company paid Mr. Dennis Tan, the president and CEO of Uranium 308, $30,000, and as of March 31, 2009, owed him $140,000, as consulting fees in accordance with the Consulting Agreement between Dennis Tan and Uranium 308, dated July 24, 2007.

For the three months ended March 31, 2009, the Company paid Mr. Michael Tan, the brother of the president and CEO of Uranium 308, $24,000, and as of March 31, 2009, owed him $112,000, as consulting fees in accordance with the Consulting Agreement between Michael Tan and Uranium 308, dated July 24, 2007.

4.           Loans from Stockholders

As of March 31, 2009, Uranium 308 had received a total of $2,016,437 (December 31, 2008 – $1,985,888) as loans from three stockholders.  The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

5.           Mineral Properties and Licenses

In November 2005, Uranium 308, through its former president and Director, acquired 100 percent of the rights, title, and interest in a mining claim representing 20 units in the Kamloops Mining Division in the Province of British Columbia, Canada.  Payment of $3,400 was required to record this mining claim and was paid by a company controlled by the president of Uranium 308.  The claim is registered in the name of the former president of Uranium 308, who has agreed to hold the claim in trust on behalf of Uranium 308.  On November 23, 2006, the mineral claim lapsed and the former president of Uranium 308 re-staked the mineral claim in trust for Uranium 308 at a cost of $142.  However, as of November 23, 2007, Uranium 308 forfeited its claim on this property.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

On January 28, 2008, Uranium 308 entered into a share purchase agreement (the “Share Purchase Agreement”) with Mongolia Energy Limited (“MEL”), a subsidiary of Uranium 308, Tooroibandi Limited (“Tooroibandi”), a subsidiary of Uranium 308, Mongolia Metals Limited (“MML”), a company organized under the laws of the British Virgin Islands, and Hong Kong Mongolia Metals Limited (“HKMML”), a company organized under the laws of Mongolia and a wholly owned subsidiary of MML, whereby Uranium 308 agreed to issue 12,000,000 shares of common stock of Uranium 308 to MML in exchange for MEL receiving a 10% ownership interest in MML; and Tooroibandi has agreed to allow HKMML the use of the Exploration Licenses controlled by Tooroibandi for HKMML’s exploration and development of four tin exploration licenses referenced as license numbers 13061X, 13062X, 13063X, and 13064X covering 4658 hectares (collectively, the ‘Tin Exploration Licenses”), which are located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia, in exchange for Tooroibandi receiving a 1 percent ownership interest in HKMML, all in accordance with the terms and conditions of the Share Purchase Agreement.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

On January 31, 2008, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10 percent ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of Uranium 308, which had already been issued to MML.  In addition, HKMML is in the process of having Tooroibandi registered as a 1% owner of the registered capital in HKMML, which is expected to be finalized in the near term, and Tooroibandi has already had the Exploration Licenses registered on behalf of HKMML for use under the Tin Exploration Licenses registered to HKMML.  (See Note 10 for additional information).

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

On September 27, 2007, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, and all the stockholders of MEL whereby Uranium 308 acquired 100 percent of the issued and outstanding shares in the capital of MEL, through the payment of $4,550,000 in cash, the issuance of 5,000,000 shares of common stock of Uranium 308 in aggregate to the stockholders of MEL on a pro rata basis in accordance with each MEL stockholders’ percentage of ownership in MEL, and the issuance of 15,000,000 shares of common stock of Uranium 308 to Mr. Lin Dong Hong (the vendor of Tooroibandi Limited). Under the terms of the Share Purchase Agreement, additional shares of common stock (up to 5,000,000 shares) are required to be issued to Mr. Lin Dong Hong based on the uranium reserves determined from the property in Mongolia covered by the two exploration licenses described above.  The cash and stock value of the Share Purchase Agreement was $49,150,000, and was attributable to the acquisition of the mineral property licenses described above.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

On January 31, 2008, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10 percent ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of Uranium 308, which had already been issued to MML.  The value of this transaction was $15,071.  (See Note 12 for additional information).

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

As of March 31, 2009, total issued and outstanding shares of common stock increased to 105,894,467 shares.

7.           Stock-based Compensation

During the three months ended March 31, 2009, the amount of $1,232,053 of stock option compensation expense was recognized under the Stock-based Compensation Plan.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

A summary of Uranium 308’s stock option activities is presented below:

Options Outstanding	Directors	Consultants	Total	Option Price	Value
Balance - December 31, 2007	6,500,000	800,000	7,300,000	$1.60	$1.53
Stock Options Cancelled	(2,000,000)	(200,000)	(2,200,000)	1.60	1.53
Balance - December 31, 2008	4,500,000	600,000	5,100,000	$1.60	$1.53
Stock Option Issued	-	-	-	1.60	1.53
Stock Option Cancelled	-	-	-	1.60	1.53
Balance - March 31, 2009	4,500,000	600,000	5,100,000	$1.60	$1.53

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

8.           Appointment of Additional Directors and Officers

On November 7, 2007, Uranium 308 appointed Mr. David Lorge as Vice President of Exploration.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

9.           Income Taxes

Potential benefits of income tax losses are not recognized by the Company until realization is more likely than not.  Uranium 308 has net operating losses of $13,051,746 which expire in 2029.  Pursuant to SFAS No. 109, Uranium 308 is required to compute deferred tax asset benefits for net operating losses carried forward.  The potential benefit of net operating losses has not been recognized in these financial statements because Uranium 308 cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

For the three months ended March 31, 2009, and 2008, the provision for income taxes consisted of the following (assuming an effective tax rate of 15 percent):

	Three Months Ended
	March 31,
	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$201,743	$110,627
Change in valuation allowance	(201,743)	(110,627)
Total deferred tax provision	$-	$-

As of March 31, 2009, and December 31, 2008, deferred tax assets consisted of the following:

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

	2009	2008
Loss carryforwards	$1,957,762	$1,756,019
Less - Valuation allowance	(1,957,762)	(1,756,019)
Total net deferred tax assets	$-	$-

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

On September 26, 2008, Uranium 308 Entered into an operating lease for office space in Beijing, China.  The operating lease was effective on November 7, 2008.  The term of the lease is for two years.  The rent for the office space is payable quarterly in the amount of $12,780.  Future minimum rental amounts under the lease amount to $51,120 in 2009 and $38,340 in 2010, respectively. At the end of February 2009, Uranium 308 terminated the office lease agreement.

In late August 2008, MEL discovered that Lin Dong Hong, a former Director of the Company, engaged in alleged self-dealing and fraudulent transfer of 20.53% of the ownership of Tooroibandi to Xinjiang Ridong Mining Investment Co. Ltd, a Chinese company that is owned by Lin Dong Hong, under Mongolia’s Foreign Investment and Foreign Trade Authority Resolution A-2783.

In early September 2008, MEL discovered that Lin Dong Hong allegedly fraudulently transferred an additional 22 percent ownership of Tooroibandi to Mr. Mo Oihua, a business associate of Lin Dong Hong, under Mongolia’s Foreign Investment and Foreign Trade Authority Resolution A-3769.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the four Tin Exploration Licensees (License Numbers 13061X, 13062X, 13063X, and 13064X) received by HKMML through the Share Purchase Agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the Exploration Licenses (License Numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for Uranium 308 and MEL to enter into such Share Purchase Agreement.  The Tin Exploration Licenses were determined to be located completely within the boundaries of the two Exploration Licenses held by Tooroibandi.  The Board of Directors is currently evaluating the position of the Company under the terms of the Share Purchase Agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML.  As of May 12, 2009, the matter is still pending before the Board of Directors of the Company.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Overview

Our Company, Uranium 308 Corp., was incorporated in the State of Nevada on November 18, 2005, under the name Montagu Resources Corp.  Our shares of common stock were quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) on December 20, 2006, under the symbol “MTGU” and on March 15, 2007, our symbol changed to “MNGU.”

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

In addition, effective July 2, 2007, we affected a one and one-half of one (1.5) for one (1) forward stock split of our authorized, issued, and outstanding common stock.  As a result, our authorized capital has increased from 2,500,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001 to 3,750,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.  Our issued and outstanding share capital has increased from 150,275,000 shares of common stock to 225,412,500 shares of common stock.  However, effective July 27, 2007, Mr. Dennis Tan, our President, CEO, and a Director, and Mr. Ka Yu, our then Secretary, Treasurer, and a Director, who held in aggregate 187,500,000 post forward stock split shares of common stock of the Company, voluntarily agreed to surrendered for cancellation in aggregate 166,500,000 shares of common stock in order to encourage equity investment into the Company.  Mr. Dennis Tan voluntarily agreed to surrender for cancellation 96,500,000 of the 112,500,000 post forward stock split shares of common stock registered in his name and Mr. Ka Yu voluntarily agreed to surrender for cancellation 70,000,000 of the 75,000,000 post forward stock split shares of common stock registered in his name.  The cancellation of these 166,500,000 shares of common stock reduced the issued and outstanding shares of common stock from 225,412,500 to 58,912,500 as of July 27, 2007.

On September 21, 2007, the Company signed a share purchase agreement with Mongolia Energy Limited (“MEL”), a corporation organized under the laws of BVI, and all the stockholders of MEL (the “Share Purchase Agreement”).  Under the terms of the Share Purchase Agreement, the Company acquired 100% of the issued and outstanding shares in the capital of MEL (the “MEL Capital”), in exchange for issuing up to a maximum of 25,000,000 shares of common stock of the Company as follows:

(1)	5,000,000 shares to the stockholders of MEL on a pro rata basis in accordance with each MEL stockholders’ percentage ownership in MEL; and

(2)
up to 20,000,000 shares to the vendor of Tooroibandi Limited (“Tooroibandi”), pursuant to and at the time required by the terms of the share purchase agreement between MEL and Tooroibandi completed on September 12, 2007.

On September 27, 2007, the Company closed the Share Purchase Agreement, whereby the Company indirectly acquired two exploration licenses identified by license numbers 12207X effective through November 14, 2009, and 11317X effective through February 19, 2009, which has been renewed to February 19, 2012, and which are owned by Tooroibandi.  The two licenses comprise the 196.38 sq. kilometers Janchivlan Property, which is located approximately 70 kilometers southeast of Ulaanbaatar, the capital of Mongolia.  Exploration work has begun on the Janchivlan Property.

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

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the Tin Exploration Licenses received by HKMML through the share purchase agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the exploration licenses (license numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for the Company and MEL to enter into such share purchase agreement.  In fact, the Tin Exploration Licenses were determined to be located completely within the boundaries of the two exploration licenses held by Tooroibandi.  The Board of Directors is currently evaluating the position of the Company under the terms of the share purchase agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML.  As of the date of this Quarterly Report, the matter is still pending before the Board of Directors of the Company.

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

Plan of Operations

We are a start-up, exploration stage corporation, and have not yet generated or realized any revenues from our business operations.

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

Our exploration target is to find mineral bodies containing uranium.  Our success depends upon finding mineralized material.  This will require a determination by a geological consultant as to whether any of our mineral properties currently owned and intended to be acquired contains reserves.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of minerals to justify removal.  If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

Before mineral retrieval can begin, we must explore for and find mineralized material.  After that has occurred we have to determine if it is economically feasible to remove the mineralized material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We cannot predict what that will be until we find mineralized material.

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

On December 1, 2008, the Company issued 20,000 units (each a “Unit”) to an individual due to the closing of the Company’s private placement at $0.75 per Unit for total gross proceeds of $15,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.50 per warrant share until December 1, 2010.

In relation to the closing of the Company’s private placement offering at $0.75 per Unit entered into with the offshore investor, the Company will be paying cash finder’s fees in the amounts of $1,500 to one individual in Singapore.

In addition, on December 1, 2008, the Company issued 90,000 shares to two individuals due to the closing of the Company’s private placement at $0.75 per share for total gross proceeds of $67,500.

As of the date of this Quarterly Report, we have yet to generate any revenues.

As of March 31, 2009, our total assets were $72,612,938; our total liabilities were $17,797,907; and, we had cash resources of $2,789.

Results of Operation

Net Loss.  The Company has net losses for the period from inception to March 31, 2009, of $13,051,746.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses.  As of March 31, 2009, the Company has a net operating loss carry forward of approximately $13,051,746 which will expire 19 years from the date the loss was incurred.

Revenues.  We have not generated any revenues to date from our operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a “smaller reporting company (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Directors of the company; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(1)
we plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us; and

(2)
we plan to appoint one or more outside directors to our Board of Directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

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

To register the sale and purchase of 100% of the Tooroibandi shares, as concluded by Transaction #1, with the Foreign Investment and Foreign Trade Agency (“FIFTA”) and the State Registration Office (“SRO”), on September 10, 2007, MEL Director, Mr. Anthony Tam, executed a power of attorney (the “POA”) authorizing Lin Dong Hong to sign and execute all corporate documents on behalf of MEL in Mongolia.  It was believed by MEL and the Company’s management that Lin Dong Hong, having been the previous owner of Tooroibandi, and a new shareholder in the Company with physical presence in Mongolia, was in the best position to register the concluded transaction.

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

FIFTA issued Resolution #A-3512 accepting these as registration documents and ordered: (i) the removal of Lin Dong Hong as a shareholder of Tooroibandi; (ii) the increase in the company’s capital fund by US$1,150,000 which made the total capital fund US$1,161,100; and (iii) the transfer of 100% of Lin Dong Hong’s shares in Tooroibandi to MEL.  The order further states that all changes shall be made to the FIFTA Certificate.  SRO soon followed by amending the Tooroibandi certificate to reflect MEL as the 100% shareholder in Tooroibandi.

In September, 2007, and in keeping with the terms of the SPA, the Company employed two senior exploration experts to conduct preliminary exploration.  From September, 2007, to September 30, 2008, MEL and the Company have paid in aggregate US$1,588,353.56 in exploration related expenses on the Janchivlan Property project under Licenses 11317X and 12207X held by Tooroibandi.

Problems began on June 5, 2008, when Lin Dong Hong transferred 20.53% of MEL’s ownership in Tooroibandi to a company he either owns or represents called Xinjiang Ridong Investment Mining Co. (“Xinjiang”) (“Transaction #2”).  Lin Dong Hong did not inform any of the members of MEL’s Board of Directors, as the sole shareholder in Tooroibandi, of Transaction #2.  MEL never held a shareholder’s meeting authorizing the sale, and MEL never issued a shareholder’s resolution to authorize the sale.  To make the transfer, Lin Dong Hong executed two letters as the executive Director of Tooroibandi: (i) a founders resolution stating that Xinjiang will become a shareholder and that Tooroibandi will receive US$300,000 in exchange; and (ii) a letter to SRO stating the same.  Additionally, Lin Dong Hong signed and executed a new founders agreement between MEL and Xinjiang, and a new Charter for Tooroibandi showing both MEL and Xinjiang as shareholders (MEL with 79.47% and Xinjiang with 20.53%).  Lin Dong Hong used his September, 2007, POA from MEL to sign and execute on behalf of both MEL and Xinjiang, the founders agreement and new Charter.

On June 9, 2008, FIFTA Resolution A-2783 was issued making amendments to the FIFTA Certificate for Tooroibandi.  The Director of FIFTA, B. Ganzorig, ordered to: (i) increase the capital fund by US$300,000 totaling US$1,461,100; (ii) add a Chinese company named Xinjiang Ridong as an investor in Tooroibandi; (iii) register the company as a BVI/PRC joint venture; (iv) extend the term of operation by one year based on a June 5, 2008, founder’s resolution of Tooroibandi, revised charter and agreement, and tax office confirmation number 26083689; and (v) make all relevant amendments to the FIFTA Certificate.  SRO accepted these changes and amended the Company Certificate to reflect these changes.

On August 2, 2008, Lin Dong Hong transferred more of MEL’s ownership in Tooroibandi to an individual named Mo Qihua (referred to as “Transaction #3”).  Similar to Transaction #2, Lin Dong Hong did not inform MEL’s Board of Directors, as the sole/majority shareholder in Tooroibandi, of Transaction #3.  MEL never held a shareholder’s meeting authorizing the sale and MEL never issued a shareholder’s resolution authorizing the sale.  To ensure the transfer of the shares, Lin Dong Hong executed shareholder meeting minutes authorizing the receipt of assets and sale of Tooroibandi shares and a shareholder resolution based on the meeting minutes.  In both cases, Lin Dong Hong represented and signed on behalf of both MEL and Xinjiang.  Additionally, Lin Dong Hong signed a new founders agreement between MEL, Xinjiang and Mo Qihua, a new Charter for Tooroibandi showing MEL, Xinjiang and Mo Qihua as shareholders (MEL with 57.47%, Xinjiang with 20.53% and Mo Qihua with 22%), and a resolution of the executive Director of Tooroibandi making Mo Qihua a shareholder and increasing the capital fund.  Lin Dong Hong signed and executed both the founders agreement and new Charter on behalf of both MEL and Xinjiang using his September 2007 POA from MEL.

On August 5, 2008, FIFTA resolution A-3679 was issued stating: (i) an increase in the capital fund of Tooroibandi by US$410,000 totaling US$1,871,100; (ii) an addition of Mo Qihua as 22% owner of Tooroibandi based on the August 2, 2008, request, shareholder meeting minutes, revised founders agreement and revised Charter; and (iii) the relevant changes on the FIFTA Certificate for Tooroibandi.  SRO accepted these changes and amended the Company’s Certificate to reflect these changes.

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

On July 21, 2008, MEL held a shareholders’ meeting to remove Lin Dong Hong as the Executive Director of Tooroibandi, to appoint Deborah Davis Korpi as the new executive director of Tooroibandi and to authorize LLX Mongolia to make the change with the proper authorities.

On August 5, 2008, LLX Mongolia went to SRO to ask them to release Lin Dong Hong and to register Deborah Davis Korpi as the executive Director of Tooroibandi.  As well, based on Lin Dong Hong’s refusal to hand over company documents, including the Tooroibandi Certificate and FIFTA Certificate among others (which were alleged to be in China), on August 5, 2008, LLX Mongolia informed SRO that the Tooroibandi Certificate had been lost and that a new certificate should be reissued.  It was during this time that LLX Mongolia learned of the first illegal share transfers and reported to MEL and the Company.

On August 7, 2008, MEL wrote letters to SRO and FIFTA requesting that the share registrations for Transaction #2 and Transaction #3 be reversed and is awaiting the decision of these offices.  Copies of these letters were attached as Exhibit 99.1 and 99.2 to the Form 8-K filed on August 27, 2008, and are incorporated herein by reference.

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

Lin Dong Hong’s authorized representative, Attorney N. Enkhtuya is requesting that the court declare the “Right transferring contract” concluded on September 12, 2007 as invalid.  A translated copy of the claim filed by Attorney N. Enkhtuya on behalf of Lin Dong Hong was attached as Exhibit 99.1 to the Form 10-Q filed on November 14, 2008, and is incorporated herein by reference.

On September 12, 2008, Attorney N. Enkhtuya asked the court to order MEL to not conclude any agreements in the name of Tooroibandi, to not carry out drilling works in the license area of the company, to not release or hire new employees and not to send exploration reports outside of the country.

Civil Court

On August 27, 2008, Judge T. Tuya issued a Judge’s Directive on August 27, 2008, whereby she has directed the parties to (i) open a civil case; (ii) deliver one copy of the claim to Attorney D Enkhtur (authorized representative of MEL); (iii) assign a Judge’s assistant, Mr. Ts. Enkhtuvshin, to inform the claimant, his representative or advocate his responsibility to determine his evidences for his request and refusal and corroborate them by himself and inform he rights and responsibilities of involvers in the case as specified on Article 25 and 26 of the Civil Case Court Discussion Law; and (iv) note that no one is entitled to make complaints to this directive.  A copy of the Judge’s Directive was attached as Exhibit 99.2 to the Form 10-Q filed on November 24, 2008, and is incorporated herein by reference.

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

On October 14, 2008, the US Embassy, the Company, MEL, Tooroibandi and LLX Mongolia representatives appeared before the Sukhbaatar District Court.  During the trial, Attorney D. Enkhtur challenged the judge, stating that the judge had incomplete comprehension of the case and that the case could not be tried in a fair manner because the judge had denied all requests.  Some specifics were: (i) Anthony Tam should have been allowed to participate; (ii) the court should have obtained the evidence from SRO and FIFTA as requested; (iii) the plaintiff’s claim was accepted even though all legal requirements were not met; (iv) the judge did not properly consider the jurisdiction of the case; and (v) according to law, the judge should have accepted all evidence into the case file and she would not.  As well, the Contract to Transfer Right of Company cannot be understood in a vacuum without the surrounding evidence of the transaction.  Attorney D. Enkhtur also stated that the denial of this is evidence of possible judicial bias.  The trial was then postponed until the Chief Justice made his decision regarding the challenge.

On October 28, 2008, Attorney D. Enkhtur was informed that the Chief Judge of the Sukhbaatar District Court has denied the request to have Judge T. Tuya removed, and the Civil Case is expected to proceed in the very near future.

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

Administrative Court

The claim filed by MEL with the Capital City Administrative Court against the illegal registrations by SRO and FIFTA with respect to Transaction #2 and Transaction #3 has been suspended pending the outcome of the Civil Case on the claim filed by Lin Dong Hong’s authorized representative, Attorney N. Enkhtuya, against MEL’s authorized representative, Attorney D. Enkhtur.

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

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations.  In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties.  Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods which may cause the forfeiture of the lease in that prospect.  There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems.  Further, acquisitions could disrupt ongoing business operations.  If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

Substantial doubt about our ability to continue as a going concern is raised due to our history of losses and current deficit.

Since incorporation, the Company has not generated any revenue and we will continue to incur operating expenses without revenues until we are in commercial deployment.  Our net loss from inception (November 18, 2005) to March 31, 2009, was $13,051,746.  We had cash reserves of $2,789 as of March 31, 2009.  Successful exploration of our licensed properties and development of our business cannot be assured.  Circumstances raise significant doubt about our ability to continue as a going concern as described in an explanatory paragraph to our registered independent auditors’ report on our audited financial statements, dated December 31, 2008.  If we are unable to continue as a going concern, investors will likely lose their investment in the Company.

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

In all cases where Directors and officers have an interest in another resource company, such other companies may also compete with the Company for the acquisition of mineral property rights.  In the event that any such conflict of interest arises, a Director who has such a conflict will disclose the conflict to a meeting of the Directors of the Company and will abstain from voting for or against the approval of such participation or such terms.  In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

We are controlled by a small number of shareholders and their affiliated entities and their interests may not be aligned with the interests of our other shareholders.

Our Directors and executive officers and affiliates of the Company collectively control approximately 41.6% of our outstanding shares of common stock as of March 31, 2009.  These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and might reduce the price of our shares of common stock.  These actions may be taken even if they are opposed by our other shareholders.  In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control.  In addition, these shareholders could divert business opportunities from us to themselves or others.

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

A majority of our Directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States.  As a result, it may be difficult for investors to effect service of process on our Directors or officers, or enforce within the United States any judgments obtained against us or our officers or Directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.  Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Risks Associated with our common stock

Trades on the OTC Bulletin Board may be volatile and sporadic; the market price of our common stock could be depressed and therefore difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board.  Trading of stock on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may not correlate with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTC Bulletin Board is not a stock exchange and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange.  Accordingly, our shareholders may have difficulty reselling some or all of their shares of common stock.

Our stock is a penny stock.  Trading of our shares of common stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our shares.

The Securities and Exchange Commission has defined “penny stock” under Rule 3a51-1 and as such our common stock is penny stock.  Our securities are covered by the penny stock rules, Rule 15g-9, which imposes additional sales practice requirements, including disclosure requirements, on broker-dealers who sell to persons other than established customers and “accredited investors”.  The disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for stock that is subject to the penny stock rules.  The penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

We intend to retain any future earnings to finance the development and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares of common stock unless they sell them.

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

Laws, regulations and enforcement policies in Mongolia, including those regulating our exploration business, are evolving and subject to future change.  Future changes in laws, regulations or administrative interpretations, or stricter enforcement policies by the Mongolian government, could impose more stringent requirements on us, including fines or other penalties.  Changes in applicable laws and regulations may also increase our operating costs.  Compliance with such requirements could impose substantial additional costs or otherwise have a material adverse effect on our business, financial condition and results of operations.  In addition, any litigation or governmental investigation or enforcement proceedings in Mongolia may be protracted and may result in substantial cost and diversion of resources and management attention, negative publicity, damage to our reputation and decline in the price of our shares of common stock.

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

The legal framework in Mongolia is, in many instances, based on recent political reforms or newly enacted legislation, which may not be consistent with long-standing local conventions and customs.  As a result, there may be ambiguities, inconsistencies and anomalies in the agreements, licenses and title documents upon which the Company holds its interests in Mongolia, or the underlying legislation upon which those interests are based, which are atypical of more developed legal systems and which may affect the interpretation and enforcement of the Company’s rights and obligations.  Local institutions and bureaucracies responsible for administrating laws may lack a proper understanding of the laws or the experience necessary to apply them in a modern business context.  Many laws have been enacted, but in many instances they are neither understood nor enforced and may be applied in an inconsistent, arbitrary and unfair manner, while legal remedies may be uncertain, delayed or unavailable.  For decades Mongolians have looked to politicians and bureaucrats as the sources of the “law.”  This has changed in theory, but often not in practice.  With respect to most day-to-day activities in Mongolia government civil servants interpret, and often effectively make, the law.  This situation is gradually changing but at a relatively slow pace.  Accordingly, while the Company believes that it has taken the legal steps necessary to obtain and hold its property and other interest in Mongolia, there can be no guarantee that such steps will be sufficient to preserve those interests.

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

A reserve, in the context of a mining reserve, is defined by the Securities and Exchange Commission in its Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any “reserve” and any funds that we spend on exploration will probably be lost.

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

We reasonably believe that we are in compliance with all material laws and regulations currently applicable to our activities; however we cannot assure that we can continue to remain in compliance.  Applicable laws and regulations may be amended preventing us from complying with them, as amended.  If we are unable to comply with any amending laws and regulations our business may fail.

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

Mineral exploration and development is subject to extraordinary operating risks.  We currently do not insure against these risks.  As a result of an uninsured event our liability may exceed our resources, which would adversely impact the Company.

Experience, knowledge and careful evaluation may not be able to overcome the many risks associated with exploration, development and production.  Our operations are always subject to inherent hazards and risks in the exploration for mineral resources.  Discovery of a mineral resource in commercially exploitable quantities, could subject our operations to all of the inherent hazards and risks associated with the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot or may not elect to insure.  Such events may result in work stoppages and damage to property, including damage to the environment.  It is not always possible to obtain insurance against all such risks and the Company may decide not to insure against certain risks as a result of high premiums or other reasons.  The incurrence of an event that is not fully covered or not covered at all by insurance could have a material adverse effect on the Company’s financial conditions, results of operations and cash flows and could lead to a decline in the value of the securities of the Company. Currently, we do not maintain adequate insurance coverage against operating hazards.  Payment for any liability that arises from such occurrences may have a material adverse effect on the Company.

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

The mining industry is highly competitive and we cannot assure investors of successful future mineral claim acquisitions.  Failure to acquire further properties for mineral resource exploration may require us to reduce or cease operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibit List

	31.1	Certificate pursuant to Rule 13a-14(a)
	31.2	Certificate pursuant to Rule 13a-14(a)
	32.1	Certificate pursuant to 18 U.S.C. §1350
	32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2009.

URANIUM 308 CORP. (Registrant)
By: /s/ Dennis Tan

Dennis Tan
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)