Form 10-Q
period 2009-06-30
URANIUM 308 CORP.
filed 2009-08-14
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________________ to ___________________

Commission File Number:     000-52476

URANIUM 308 CORP.
(Exact name of Registrant as specified in its charter)

Nevada	33-1173228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2808 Cowan Circle Las Vegas, Nevada (Address of principal executive offices)	89102 (Zip Code)

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2009
Common stock, $0.00001 par value	105,894,467

USE OF NAMES

In this Quarterly Report, the terms “Uranium 308,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Uranium 308 Corp. and its subsidiaries, if any.

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

ITEM 1. FINANCIAL STATEMENTS

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

Consolidated Interim Financial Statements-

Consolidated Balance Sheets as of June 30, 2009, and December 31, 2008	F-2

Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Consolidated Interim Financial Statements June 30, 2009, and 2008	F-6

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	As of	As of
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,456	$28,997
Prepaid expenses and deposit	156,721	168,908
Total current assets	158,177	197,905
Property and Equipment:
Computer and office equipment	9,290	9,290
Field equipment	6,405	6,405
Vehicles	4,816	4,816
	20,511	20,511
Less - Accumulated depreciation	(19,217)	(19,171)
Net property and equipment	1,294	1,340
Other Assets:
Mineral property licenses	72,450,000	72,450,000
Total other assets	72,450,000	72,450,000
Total Assets	$72,609,471	$72,649,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$1,087,843	$1,118,034
Accrued liabilities	97,467	39,103
Contract payable	14,200,000	14,200,000
Loans from stockholders	2,063,795	1,985,888
Due to related parties	477,658	369,658
Total current liabilities	17,926,763	17,712,683
Total liabilities	17,926,763	17,712,683
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000 shares authorized; 105,894,467 issued and outstanding	1,059	1,059
Additional paid-in capital	68,657,587	66,604,166
Donated capital	14,625	14,625
Other accumulated comprehensive income	7,715	23,504
(Deficit) accumulated during the exploration stage	(13,998,278)	(11,706,792)
Total stockholders' equity	54,682,708	54,936,562
Total Liabilities and Stockholders' Equity	$72,609,471	$72,649,245

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Stock-based compensation	821,368	3,478,737	2,053,421	3,478,737	9,171,947
Geological exploration	-	443,604	-	775,684	2,457,216
General and administrative	108,895	241,271	215,273	597,118	1,828,235
Professional fees	16,246	121,411	22,746	167,889	513,418
Depreciation	23	4,131	46	7,267	19,217
Donated services	-	-	-	-	9,750
Donated rent	-	-	-	-	4,875
Impairment of mineral property costs	-	-	-	-	3,542
Total general and administrative expenses	946,532	4,289,154	2,291,486	5,026,695	14,008,200
(Loss) from Operations	(946,532)	(4,289,154)	(2,291,486)	(5,026,695)	(14,008,200)
Other Income	-	-	-	26	9,922
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(946,532)	$(4,289,154)	$(2,291,486)	$(5,026,669)	$(13,998,278)
Comprehensive (Loss):
Foreign currency translation	(7,158)	(1,513)	(15,789)	(87)	7,715
Total Comprehensive (Loss)	$(953,690)	$(4,290,667)	$(2,307,275)	$(5,026,756)	$(13,990,563)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.05)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	105,894,467	104,941,610	105,894,467	102,349,962

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(2,291,486)	$(5,026,669)	$(13,998,278)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	46	7,267	39,858
Donated services and rent	-	-	14,625
Impairment of mineral properties	-	-	(3,400)
Stock-based compensation	2,053,421	3,478,737	7,996,263
Loss on disposition of fixed assets	-	-	65,911
Changes in net liabilities-
Prepaid expenses and deposit	12,187	(159,049)	(156,721)
Contract payable	-	6,550,000	6,550,000
Accounts payable and accrued liabilities	28,173	212,367	1,185,310
Net Cash Provided by (Used in) Operating Activities	(197,659)	5,062,653	1,693,568
Investing Activities:
Purchases of property and equipment	-	(19,999)	(103,521)
Acquisition of mineral licenses	-	(8,000,000)	(12,550,142)
Net Cash (Used in) Investing Activities	-	(8,019,999)	(12,653,663)
Financing Activities:
Issuance of common stock for cash	-	-	7,362,061
Issuance of common stock for finder's fee	-	(15,000)	(144,750)
Issuance of common stock for ownership interest	-	1,195,071	1,195,072
Stock subscriptions received	-	82,500
Loans from stockholders	77,907	1,471,353	2,063,795
Due to related parties	108,000	84,923	477,658
Net Cash Provided by Financing Activities	185,907	2,818,847	10,953,836
Effect of Other Comprehensive Income on Cash and Cash Equivalents	(15,789)	(87)	7,715
Net (Decrease) Increase in Cash and Cash Equivalents	(27,541)	(138,586)	1,456
Cash and Cash Equivalents - Beginning of Period	28,997	154,019	-
Cash and Cash Equivalents - End of Period	$1,456	$15,433	$1,456

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008, AND
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
JUNE 30, 2009, AND 2008
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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

   Unaudited Interim Financial Statements

The consolidated interim financial statements of Uranium 308 as of June 30, 2009, and December 31, 2008, and for the three months and six months ended June 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three months and six months ended June 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.  The accompanying consolidated financial statements have been prepared from the books of accounts of the Company and its subsidiaries under the accrual method of accounting.

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
JUNE 30, 2009, AND 2008
(Unaudited)

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

   Fair Value of Financial Instruments

Uranium 308 estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Uranium 308 could realize in a current market exchange.  As of June 30, 2009, and December 31, 2008, the Company’s financial instruments approximated fair value to do the nature and short-term maturity of such instruments.

   Concentration of Risk

Financial instruments which potentially subject Uranium 308 to concentrations of credit risk consist principally of cash.  Uranium 308 places its temporary cash investments in reputable financial institutions which are fully insured by the government in which they are located.  Financial instruments that potentially subject Uranium 308 to concentrations of credit risk consist primarily of cash in excess of federally insured amounts.  For the three months and six months ended June 30, 2009, and 2008, and cumulative from inception, Uranium 308 has not incurred a loss relating to this concentration of credit risk.

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
JUNE 30, 2009, AND 2008
(Unaudited)

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

For the three months and six months ended June 30, 2009, and 2008, and cumulative from inception, no events requiring an impairment loss occurred.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

    Stock-based Compensation

Uranium 308 records stock based compensation in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and Directors, including stock options.  The Company had issued total of 5,100,000 stock options to its Directors and consultants as of June 30, 2009.

2.           Exploration Stage Activities and Going Concern

During the period from inception through June 30, 2009, and subsequent thereto, the Company continued its mineral property acquisition, exploration programs, and capital formation activities through the issuance of equity, debt and other contract obligations, and loans from stockholders and other related parties.

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

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of June 30, 2009, Uranium 308 had accumulated losses since inception of $13,998,278.  These and other factors raise substantial doubt regarding Uranium 308's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Uranium 308 be unable to continue as a going concern.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

As of June 30, 2009, Uranium 308 was indebted to a company controlled by a relative of the former President of Uranium 308 for $477,658 (December 31, 2008 - $369,658), which is non-interest bearing, unsecured, and due on demand.

For the six months ended June 30, 2009, the Company paid Mr. Dennis Tan, the president and CEO of Uranium 308, $60,000, and as of June 30, 2009, owed him $170,000, as consulting fees in accordance with the Consulting Agreement between Dennis Tan and Uranium 308, dated July 24, 2007.

For the six months ended June 30, 2009, the Company paid Mr. Michael Tan, the brother of the president and CEO of Uranium 308, $48,000, and as of June 30, 2009, owed him $136,000, as consulting fees in accordance with the Consulting Agreement between Michael Tan and Uranium 308, dated July 24, 2007.

4.           Loans from Stockholders

As of June 30, 2009, Uranium 308 had received a total of $2,063,795 (December 31, 2008 – $1,985,888) as loans from three stockholders.  The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

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
JUNE 30, 2009, AND 2008
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

On January 28, 2008, Uranium 308 entered into a share purchase agreement (the “Share Purchase Agreement”) with Mongolia Energy Limited (“MEL”), a subsidiary of Uranium 308, Tooroibandi Limited (“Tooroibandi”), a subsidiary of Uranium 308, Mongolia Metals Limited (“MML”), a company organized under the laws of the British Virgin Islands, and Hong Kong Mongolia Metals Limited (“HKMML”), a company organized under the laws of Mongolia and a wholly owned subsidiary of MML, whereby Uranium 308 agreed to issue 12,000,000 shares of common stock of Uranium 308 to MML in exchange for MEL receiving a 10 percent ownership interest in MML; and Tooroibandi has agreed to allow HKMML the use of the Exploration Licenses controlled by Tooroibandi for HKMML’s exploration and development of four tin exploration licenses referenced as license numbers 13061X, 13062X, 13063X, and 13064X covering 4658 hectares (collectively, the ‘Tin Exploration Licenses”), which are located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia, in exchange for Tooroibandi receiving a 1 percent ownership interest in HKMML, all in accordance with the terms and conditions of the Share Purchase Agreement.

On January 31, 2008, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10 percent ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of Uranium 308, which had already been issued to MML.  In addition, HKMML is in the process of having Tooroibandi registered as a 1 percent owner of the registered capital in HKMML, which is expected to be finalized in the near term, and Tooroibandi has already had the Exploration Licenses registered on behalf of HKMML for use under the Tin Exploration Licenses registered to HKMML.  (See Note 10 for additional information).

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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
JUNE 30, 2009, AND 2008
(Unaudited)

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
JUNE 30, 2009, AND 2008
(Unaudited)

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

As of June 30, 2009, total issued and outstanding shares of common stock increased to 105,894,467 shares.

7.           Stock-based Compensation

During the six months ended June 30, 2009, the amount of $2,053,421 of stock option compensation expense was recognized under the Stock-based Compensation Plan.

During the year ended December 31, 2007, 7,300,000 stock options were granted under the Stock-based Compensation Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 6,500,000 were issued to Directors and 800,000 were issued to consultants and an officer.  The Optionee shall have the initial vested right to purchase an aggregate of up to five percent of the Option Shares on November 28, 2007, and the Optionee’s remaining right to purchase an aggregate of up to the remaining 95 percent of the Option Shares under the Option shall only vest in equal monthly proportions over a period of 19 months from the Initial Vesting Date.  During the year ended December 31, 2008, 2,200,000 stock options were cancelled because one director resigned and one consultant terminated his contract with the Company.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

A summary of Uranium 308’s stock option activities is presented below:

Options Outstanding	Directors	Consultants	Total	Option Price	Value

Balance - December 31, 2007	6,500,000	800,000	7,300,000	$1.60	$1.53

Stock Options Cancelled	(2,000,000)	(200,000)	(2,200,000)	1.60	1.53

Balance - December 31, 2008	4,500,000	600,000	5,100,000	$1.60	$1.53

Stock Option Issued	-	-	-	1.60	1.53

Stock Option Cancelled	-	-	-	1.60	1.53

Balance - June 30, 2009	4,500,000	600,000	5,100,000	$1.60	$1.53

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
JUNE 30, 2009, AND 2008
(Unaudited)

Effective July 18, 2008, Mr. Lin Dong Hong resigned as a Director of the Company.  On August 13, 2008, the Board of Directors of the Company accepted the resignation of Mr. Lin Dong Hong.

9.            Income Taxes

Potential benefits of income tax losses are not recognized by the Company until realization is more likely than not.  Uranium 308 has net operating losses of $13,998,278 which starts to expire in 2029.  Pursuant to SFAS No. 109, Uranium 308 is required to compute deferred tax asset benefits for net operating losses carried forward.  The potential benefit of net operating losses has not been recognized in these financial statements because Uranium 308 cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

For the six-month periods ended June 30, 2009, and 2008, the provision for income taxes consisted of the following (assuming an effective tax rate of 15 percent):

	Six Months Ended
	June 30,
	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$(343,723)	$(754,000)
Change in valuation allowance	343,723	754,000
Total deferred tax provision	$-	$-

As of June 30, 2009, and December 31, 2008, deferred tax assets consisted of the following:

	2009	2008

Loss carryforwards	$(2,099,742)	$(1,756,019)
Less - Valuation allowance	2,099,742	1,756,019
Total net deferred tax assets	$-	$-

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

In late August 2008, MEL discovered that Lin Dong Hong, a former Director of the Company, engaged in alleged self-dealing and fraudulent transfer of 20.53 percent of the ownership of Tooroibandi to Xinjiang Ridong Mining Investment Co. Ltd, a Chinese company that is owned by Lin Dong Hong, under Mongolia’s Foreign Investment and Foreign Trade Authority Resolution A-2783.

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
JUNE 30, 2009, AND 2008
(Unaudited)

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
JUNE 30, 2009, AND 2008
(Unaudited)

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Uranium 308 does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of Uranium 308 does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”). SFAS No.166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)." SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162" ("SFAS No.168"). SFAS No.168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

(12) Subsequent Events

On July 17, 2009, Mr. Chris Metcalf resigned as a Director of Uranium 308 Corp. effective immediately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors

Overview

Our Company, Uranium 308 Corp., was incorporated in the State of Nevada on November 18, 2005, under the name Montagu Resources Corp.  Our shares of common stock were quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) on December 20, 2006, under the symbol “MTGU” and on March 15, 2007, our symbol changed to “MNGU.”

The Company initially acquired 100% of the rights, title and interest in a mining claim representing 20 units in the Kamloops Mining Division in the province of British Columbia, Canada, in November, 2005.  This property was acquired through the Company’s then President and Director, Sadru Mohamed.  As mineral claims in British Columbia must be registered in the name of a British Columbia resident, the claim was registered in Mr. Mohamed’s name who agreed to hold the claim in trust on behalf of the Company.  The claim was set for renewal on November 23, 2007, however the Company has chosen to forfeit the claim in keeping with the change of focus of the Company.  Coinciding with its merger and subsequent name change, the Company determined to change its business direction from gold exploration to uranium exploration.

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

As of June 30, 2009, our total assets were $72,609,471 compared to $72,649,245 as of June 30, 2008; our total liabilities were $17,926,763 compared to $17,712,683 as of June 30, 2008; and, we had cash resources of $1,456 compared to $28,997 as of June 30, 2008.

Results of Operation

Net Loss.  We have net losses for the period from inception to June 30, 2009, of $13,998,278.  Our net loss for the six month period ended June 30, 2009 is $2,291,486.  The principal components of our losses for the six month period ended June 30, 2009, included legal and professional expenses of $22,746 compared to $167,889 for the six months ended June 30, 2008, general and administrative costs of $215,273 compared to $597,118 for the six months ended June 30, 2008, and stock based compensation expenses of $2,053,421 compared to $3,478,737 for the six months ended June 30, 2008.  $9,171,947 of our total net loss amount of $13,998,278 from inception to June 30, 2009 was attributable to stock-based compensation expense.  This condition raises substantial doubt about our ability to continue as a going concern.  Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses.  As of June 30, 2009, the Company has a net operating loss carry forward of approximately $13,998,278 which will expire 19 years from the date the loss was incurred.

Revenues.  We have not generated any revenues to date from our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

Management’s Remediation Initiatives

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 20, 2008, Lin Dong Hong through his authorized representative, Attorney N. Enkhtuya filed a civil claim against the authorized representative of MEL in the Sukhbaatar District Court in Mongolia.  The claim states as follows:

(1)	Lin Dong Hong made a “Contract transferring right for the company” (Tooroibandi) on September 12, 2007, but it violates the articles 56, and 64 of the Civil Code of Mongolia.

(2)	For making this “Right transferring contract”, Lin Dong Hong made a deal with only himself exercising an illegal right not authorized by the MEL legal company of Hong Kong on September 10, 2007.

(3)
The Power of Attorney issued by MEL to Lin Dong Hong authorizes him only “to sign on relevant documents on behalf of the company” but Lin Dong Hong participated illegally in the Civil Legal relation and made the Right transferring contract and violated the law by this act.

Lin Dong Hong’s authorized representative, Attorney N. Enkhtuya is requesting that the court declare the “Right transferring contract” concluded on September 12, 2007, as invalid.  A translated copy of the claim filed by Attorney N. Enkhtuya on behalf of Lin Dong Hong was attached as Exhibit 99.1 to the Form 10-Q filed on November 14, 2008, and is incorporated herein by reference.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

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

31.1 Certificate pursuant to Rule 13a-14(a)
31.2 Certificate pursuant to Rule 13a-14(a)
32.1 Certificate pursuant to 18 U.S.C. §1350
32.2 Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM 308 CORP. (Registrant)
Date: August 14, 2009	By: /s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)