Form 10-K/A
period 2008-12-31
URANIUM 308 CORP.
filed 2009-11-19
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                     to

Commission File Number:               000-52476

URANIUM 308 CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1173228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2808 Cowan Circle Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

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
☐ Yes     ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐No

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

Large accelerated filer   ☐                                             Accelerated filer ☐
Non-accelerated filer     ☐(Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes    ☒No

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
☐ Yes       ☐No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  105,894,467 shares of common stock as of April 8, 2009.

Table of Contents

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

On September 27, 2007, the Company closed the Share Purchase Agreement, whereby the Company indirectly acquired two exploration licenses identified by license numbers 12207X effective through November 14, 2009, and 11317X effective through February 19, 2009, which has been renewed to Feb. 19, 2012, and which are owned by Tooroibandi.  The two licenses comprise the 196.38 sq. kilometers Janchivlan Property, which is located approximately 70 kilometers southeast of Ulaanbaatar, the capital of Mongolia.  Exploration work has begun on the Janchivlan Property.  Due to the actions taken by Mr. Lin Dong Hong, a former director of the Company, MEL is no longer the registered owner of 100% of Tooroibandi and currently only holds 57.47% ownership of Tooroibandi as registered with the State Registration Office in Mongolia.  Please see Legal Proceedings for more details about the actions taken by Mr. Lin Dong Hong and the legal proceedings that have transpired.

On January 15, 2008, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi, whereby the Company has agreed to provide the consideration on behalf of Tooroibandi for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. kilometers) (known as the Tsagaan Chuluut property) and license number 13060X covering 3116 hectares (31.15 sq. kilometers) (known as the Khar Balgast property), which licenses are located 385 kilometers east from the city of Ulaanbaatar, Mongolia and 75 kilometers northwest from Undurkhaan, a town on the border of Umnudelger, Kherien and Binder Sum of Khentii Province of Mongolia.  Exploration work has not begun on these two properties.  The Company has not complied with all of the obligations under the Asset Purchase Agreement due to financial circumstances and is considering cancelling this agreement.  To date, the Company has paid US$1,450,000 to Success Start and issued 5,000,000 shares of common stock of the Company to Success Start.  The Company has not completed the exploration program on the Tsagaan Chuluut property or the Khar Balgast property as required by September 30, 2008, and therefore, the final remaining 5,000,000 shares of common stock of the Company that are to be issued to Success Start have not been issued as the Company has not been able to determine if the exploration results confirm the uranium mineralization calculations and survey results of the properties covering the licenses that were prepared by a certain Russian geologists in 1951 and 1954, which was a precondition to issuing the final 5,000,000 shares.  Should this Asset Purchase Agreement be cancelled or terminated, then the Company would have to transfer the licenses back to Success Start, have the initial 5,000,000 shares issued to Success Start cancelled and possibly risk not being able to have the initial US$1,450,000 paid to Success Start returned to the Company.

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

ITEM 2. PROPERTIES

The Company’s current principal office is located at 2808 Cowan Circle, Las Vegas, Nevada, 89102.

At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

On September 27, 2007, the Company indirectly acquired two uranium exploration licenses identified by license numbers 12207X, effective to November 14, 2009 (which is in the process of being renewed), and 11317X effective to February 19, 2009, which has been renewed to Feb. 19, 2012, and which are owned by Tooroibandi.  License number 12207X covers 4,017 hectares of mineral property named Urt, and License number 11317X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia.  The licenses are for exploration and do not allow any permanent development on the surface.  The two licenses comprise the 196.38 sq. kilometers Janchivlan Property, which is located approximately 70 kilometers southeast of Ulaanbaatar, the capital of Mongolia.  Access to the property is via 35km of pavement and the remainder of dirt roads.  However, as of the date of this Annual Report, the Company only owns indirectly 57.47% of Tooroibandi due to the actions taken by Mr. Lin Dong Hong, a former director of the Company.  Please see Legal Proceedings for more details about the actions taken by Mr. Lin Dong Hong and the legal proceedings that have transpired.

Regional map Mongloia and the location of Janchivlan below.

On January 15, 2008, the Company indirectly acquired two more uranium exploration licenses identified by license numbers 10256X covering 1540 hectares of mineral property named Tsagaan Chuluut and license number 13060X covering 3116 hectares of mineral property named Khar Balgast, which are both located 385 kilometers east from the city of Ulaanbaatar, Mongolia and 75 kilometers northwest from Undurkhaan, a town on the border of Umnudelger, Kherien and Binder Sum of Khentii Province of Mongolia.  However, the Company has not complied with all obligations under the asset purchase agreement due to financial circumstances and is considering cancelling this agreement.  .  To date, the Company has paid US$1,450,000 to Success Start and issued 5,000,000 shares of common stock of the Company to Success Start.  The Company has not completed the exploration program on the Tsagaan Chuluut property or the Khar Balgast property as required by September 30, 2008, and therefore, the final remaining 5,000,000 shares of common stock of the Company that are to be issued to Success Start have not been issued as the Company has not been able to determine if the exploration results confirm the uranium mineralization calculations and survey results of the properties covering the licenses that were prepared by a certain Russian geologists in 1951 and 1954, which was a precondition to issuing the final 5,000,000 shares.  Should this Asset Purchase Agreement be cancelled or terminated, then the Company would have to transfer the licenses back to Success Start, have the initial 5,000,000 shares issued to Success Start cancelled and possibly risk not being able to have the initial US$1,450,000 paid to Success Start returned to the Company.

Janchivlan Property

Project Highlights
•	Located 70 kilometers southeast of the capital, Ulaanbaatar; easily accessible.

•
4 confirmed high value mineralization zones with total thickness of 21.1 metres and 27 anomalous mineralized zones with total thickness of 161.45 meters.  Drilling was conducted in 2008 in an effort to connect the mineralization intercepted and to hopefully develop a resource or reserve.  The analysis of this drilling is pending.

•	Area of influence at present is only 0.65 sq. kilometers in a 4.2 sq. kilometers zone of known mineralization, a fraction of the entire 196.38 sq. kilometers Janchivlan Property.

•
Mineralization cutoff was established at 300ppm or 0.03% U3O8 concentration, which is equivalent to 0.60 pounds per ton.  This mineralization cutoff is an exploration target.  This mineralization cutoff matches a cost of $27/ton (at $45 per pound of U3O8) for mining, processing, and administration.

Janchivlan property location map, Mongolia.

Below is a map showing the outline of the licenses (Elstiin and Urt), the known target areas (Target 1 through 6) and the area of present exploration activity (North Block and South Block).  Coordinates are in GPS meters (Gauss-Kruger system).

Project Overview

The Company controls two exploration licenses on the 196.38 sq. kilometers Janchivlan property through its wholly-owned BVI subsidiary, MEL and MEL's 57.47% owned Mongolian subsidiary, Tooroibandi, which enhances the Company's operational effectiveness in Mongolia.  These two exploration licenses were issued by the Mongolian Mineral Resources & Petroleum Authority, which is a federal government body.

The Company's exploration program, which started in mid-August 2007, confirmed the accuracy and reliability of the results obtained from USSR-era exploration in 1982-1985.  The Soviet-led exploration identified four uranium mineralization zones (Urt, Elstiyn, Arshan and Tamga) with average uranium mineralization ranging from 0.002% to 0.28% U3 O8 (Soviet specifications).  The mineralized zones were divided into six target areas for exploration purposes.  The Company’s fieldwork conducted in the summer and fall of 2007 focused on establishing the parameters for a future calculation of the property's near surface uranium mineralization.  The Company’s geologists focused primarily on Urt and Elstiyn.

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

The Company has confirmed that Janchivlan's alteration and mineralization zones are primarily controlled by east-west trending faults and that mineralization is especially enriched at the intersections of the E-W and N-S trending faults.  This E-W shear zone, a major mineralized control structure, has been mapped for 7 kilometers.  Current data indicates that uranium mineralization zones confined to the target areas represents a potential zone of permissive rock with alteration and structure covering nearly 100 sq. kilometers.  The Company’s initial exploration focused on two promising sub-areas (approximate 4 square kilometers in total) in Target 2 and Target 3 zones as shown in the map above.

There is also alluvial placer tin and tungsten mineralization shed from the intrusives that has accumulated in drainages widely distributed throughout the valleys on the property.  There is also tin and tungsten mineralization in veins in the granitic intrusion.  In total, there is potential for large-scale tin and tungsten mineralization, which the Company also intends to investigate, if and when financial resources permit.

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

•
Surface trenching comprising 22 trenches and 17,000 cubic meters of soil, with radioactive recording, geological recording, and channel sampling.  Samples were sent to SGS Mongolian lab for preparation and multi-metal analysis.  Sample analysis at SGS Canadian lab for uranium, thorium, tungsten, and tin tests.  The total number of samples was 612.  The industrial standard uranium mineralization (cutoff mentioned above) was found in more than 35% of the total samples. Confirmation of four close-to-surface, parallel east-westward trending alteration zones in the south block.  They range from 400-600 meters in length and from a few meters to more than 10 meters in width.  Uranium mineralization zones are open at both east and west side.

•
Confirmation of two close-to-surface east-westward mineralization zones in the north block.  They range between 400-800 meters in length and several meters in width; one south-northward mineralization zone with 150 meters in length was also confirmed.

•
Drilling seven holes (six successful and one abandoned) in diamond core drilling program to a total of 1,421 meters to identify depth of mineralization identified by trenching.  Cut core samples sent to SGS Group lab in Canada for analysis.  Conducting down-hole radiometric survey on six holes.  Winter conditions of 2007-2008 stopped drilling for the season.

•	In 2008 the laboratory was changed to Activation Laboratories Inc. in Ontario, Canada in order to analyze for a full 61 element analyses.

•
The Company drilled a total of six holes in diamond core drilling program to a total depth of 3,270 meters on the South Block target from April 17, 2008, to July 24, 2008.  A number of zones of significant radioactivity were encountered.

Discussed below are the diamond core drill holes of 2008:

Hole UDH-08-01 was drilled at -45 degrees, S 15 degrees E to a total depth of 667 meters.  Significant radioactivity was encountered in 9 zones, at 10 meters, 58 meters, 93 meters, 142 meters, 201 meters, 363 meters, 477 meters, 505 meters, and 610 meters.  Apparent thicknesses vary from 1 meter to as much as 60 meters.  This hole was ended in radioactive material because of drill problems.  Many of the zones are known from nearby trenches, but the most significant zone was unexpected and may constitute a new discovery zone.  This zone begins at 610 meters and extends to the bottom of the hole, an apparent thickness of 60 meters.

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

Hole UDH-08-05 was drilled at -45 degrees, due North to a total depth of 570 meters. Significant radioactivity was encountered in nine zones, at 83.5 meters, 104 meters, 122 meters, 134.5 meters, 188 meters, 229 meters, 436 meters, 452 meters, and 500 meters.  Apparent thicknesses vary from 1 meter to as much as 9 meters.

Hole UDH-08-06, was drilled at -45 degrees, due North to a total depth of 530 meters.  Significant radioactivity was encountered in three zones, at 50.5 meters, 150 meters, and 284 meters.  Apparent thicknesses are 10 meters, 7.5 meters, and 10 meters respectively.

The Company drilled a one hole in diamond core drilling program to a total depth of 495 meters on the North Block target from August 19 – 27, 2008.  A number of zones of significant radioactivity were encountered.

Hole EDH-08-01 was drilled at -45 degrees, North 25 degrees East and encountered anomalous radioactivity in sixteen separate locations in the hole.  Apparent thicknesses generally vary from 1 meter to as much as 8 meters.  Two notable radioactive zones include a 23-meter thick zone at 27 meters depth that we believe coincides with significant uranium mineralization encountered in the 2007 drill program.  In the other zone, located at 415 meters, the drill encountered an apparent thickness of 5 meters of 20 times background.  This second zone is one that has not been encountered before in trenching or drilling, either during the 2007 program or by previous operators.  The high radioactivity in this new zone is very encouraging and the zone will be tested again in the next drill hole.

Hole EDH-08-02 was drill at -45 degrees, North 25 degrees East, seventy-nine meters northeast of Hole EDH-08-01 and encountered   I have no data on this hole.

These six holes in the South Block target and the two holes in the North Block target complete our drilling for the time being.  The drilling program ceased on September 27, 2008.  No quantitative uranium values are known for the above radioactive zones at this time as the analytical results from the laboratory are pending.

In the North Block a radiometric surface survey of the soils was conducted over the area drilled by EDH-08-01 and EDH-08-02.  The grid covered 71,500 square meter and was sampled on ten meter stations.  Anomalous values indicated a zone of mineralization on the northeast corner of the survey area.

Please be advised that uranium minerals are not the only mineral that may be radioactive.

Below is a chart exhibiting the specification of the 2008 diamond core drill holes.

JANCHIVLAN DRILLING 2008	UDH0801	UDH0802	UDH0803	UDH0804	UDH0805
UTM East	696858	696827	697002	696520	696420
UTM North	5279682	5279806	5279802	5279661	5279373
Longitude	E107°37'15.4''	E107°37'14.1''	E107°37'22.4''	E107°36'59.2''	E107°36'53.9''
Latitude	N47°38'26.1''	N47°38'30.1''	N47°38'29.8''	N47°38'25.8''	N47°38'16.6''
Bearing (°)	165	165	165	180	0
Inclination (°)	45	45	45	45	45
TD (m)	667.00	504.90	581.00	418.00	570.00

JANCHIVLAN DRILLING 2008	UDH0806	UDH0807	EDH0801	EDH0802
UTM East	696548	696750	696482	696480
UTM North	5279668	5279685	5286379	5286300
Longitude	E107°37'00.5''	E107°37'10.2''	E107°37'8.2''	E107°37'8.0''
Latitude	N47°38'26.0''	N47°38'26.3''	N47°42'3.2''	N47°42'0.7''
Bearing (°)	30	165	30	30
Inclination (°)	45	45	45	45
TD (m)	528.30	273.50	495.75	515.85

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

It is part of a 500-600 sq. kilometers granitic plutonic intrusion that was emplaced in the late Triassic to early Jurassic time period.  The primary host rock is coarse grain biotitic granite that has been pervasively reformed by argillic, chloritic, and phyllic alteration and silicification.  These rocks are permissive to uranium mineralization, which has been discovered in close to surface secondary minerals including uranite and torbernite.  The primary mineral, fluorite-sulphide-uraninite plus coffinite, is widely intercepted at depth.

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

At Urt, the Soviet program identified a 30 meters by 300 meters uranium anomaly on the property. Sampling results indicated an average grade of 0.1% uranium.  This zone also has Pb, Mo, Zn, As and Ag mineralization.

At Tamga, Soviet explorers found a 260 meters long radioactive anomaly in the fractured sections that coincide with Mo, Pb, and Zn anomalies.  Drilling delineated a mineralized zone 40 meters wide and 100 meters in length with an average grade of 0.15% uranium.

The Company commenced fieldwork in mid-August 2007 shortly after securing the first exploration license for the south part of the Janchivlan Project.

Tsagaan Chuluut & Khar Balgast Properties

Like Janchivlan, Tsagaan Chuluut and Khar Balgast Properties were acquired in early 2008 and are located in the Khentay-Daur Metallogenitic Uranium Province as described above under Geology for the Janchivlan Property.

The Company does not consider the Tsagaan Chuluut & Khar Balgast properties as material at this time as it has not complied with all of the obligations under the Asset Purchase Agreement as explained above.  In addition, the Company is considering on possibly cancelling or terminating such agreement.  Therefore, all plans for this property have been placed on hold.

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

Proceedings Involving Lin Dong Hong

To register the sale and purchase of 100% of the Tooroibandi shares to MEL pursuant to the closing of the Tooroibandi SPA with the Foreign Investment and Foreign Trade Agency (“FIFTA”) and the State Registration Office (“SRO”), on September 10, 2007, MEL Director, Mr. Anthony Tam, executed a power of attorney (the “POA”) authorizing Lin Dong Hong to sign and execute all corporate documents on behalf of MEL in Mongolia.  It was believed by MEL and the Company’s management that Lin Dong Hong, having been the previous owner of Tooroibandi, and a new shareholder in the Company due to the issuance of the 15 million shares of common stock of the Company to Lin Dong Hong under the Tooroibandi SPA with physical presence in Mongolia, was in the best position to register the concluded transaction.

Two days after receiving the POA to register the sale and purchase of the Tooroibandi shares by MEL, Lin Dong Hong proceeded to register with FIFTA and SRO as requested by the parties.  However, rather than registering the SPA as executed by the parties, Lin Dong Hong for some unknown reason executed and submitted a document titled Contract to Transfer the Rights of Tooroibandi to MEL.  As well, he executed and submitted a new company charter for Tooroibandi showing MEL as the founder of the company and an official letter asking SRO to release him from his former obligations as an investor and to transfer all such rights of Tooroibandi permanently to MEL and to increase the share capital.

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

Problems began on June 5, 2008, when Lin Dong Hong transferred 20.53% of MEL’s ownership in Tooroibandi to a company he either owns or represents called Xinjiang Ridong Investment Mining Co. (“Xinjiang”) (“Transaction #1”).  Lin Dong Hong did not inform any of the members of MEL’s Board of Directors, as the sole shareholder in Tooroibandi, of Transaction #1.  MEL never held a shareholder’s meeting authorizing the sale, and MEL never issued a shareholder’s resolution to authorize the sale.  To make the transfer, Lin Dong Hong executed two letters as the executive Director of Tooroibandi: (i) a founders resolution stating that Xinjiang will become a shareholder and that Tooroibandi will receive US$300,000 in exchange; and (ii) a letter to SRO stating the same.  Additionally, Lin Dong Hong signed and executed a new founders agreement between MEL and Xinjiang, and a new Charter for Tooroibandi showing both MEL and Xinjiang as shareholders (MEL with 79.47% and Xinjiang with 20.53%).  Lin Dong Hong used his September, 2007, POA from MEL to sign and execute on behalf of both MEL and Xinjiang, the founders agreement and new Charter.

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

On August 2, 2008, Lin Dong Hong transferred more of MEL’s ownership in Tooroibandi to an individual named Mo Qihua (referred to as “Transaction #2”).  Similar to Transaction #1, Lin Dong Hong did not inform MEL’s Board of Directors, as the sole/majority shareholder in Tooroibandi, of Transaction #2.  MEL never held a shareholder’s meeting authorizing the sale and MEL never issued a shareholder’s resolution authorizing the sale.  To ensure the transfer of the shares, Lin Dong Hong executed shareholder meeting minutes authorizing the receipt of assets and sale of Tooroibandi shares and a shareholder resolution based on the meeting minutes.  In both cases, Lin Dong Hong represented and signed on behalf of both MEL and Xinjiang.  Additionally, Lin Dong Hong signed a new founders agreement between MEL, Xinjiang and Mo Qihua, a new Charter for Tooroibandi showing MEL, Xinjiang and Mo Qihua as shareholders (MEL with 57.47%, Xinjiang with 20.53% and Mo Qihua with 22%), and a resolution of the executive Director of Tooroibandi making Mo Qihua a shareholder and increasing the capital fund.  Lin Dong Hong signed and executed both the founders agreement and new Charter on behalf of both MEL and Xinjiang using his September 2007 POA from MEL.

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

To accomplish the aforementioned Transaction #1 and Transaction #2, Lin Dong Hong used a power of attorney which was granted to him on September 10, 2007, by Mr. Anthony Tam, a director and officer of MEL.  However, a power of attorney signed by a director alone is insufficient to transfer assets of a company.  In accordance with Mongolia’s Civil Code Article 64, a written power of attorney is effective for the transfer of a company’s assets (the Tooroibandi shares) if and only if it is also signed by the company’s accountant.  The power of attorney granted to Lin Dong Hong was signed only by MEL’s sole director at the time and the authority granted was limited to corporate matters within Lin Dong Hong’s scope as the executive director of Tooroibandi.

Actions taken by the Company and MEL in Administrative Court

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

On August 7, 2008, MEL wrote letters to SRO and FIFTA requesting that the share registrations for Transaction #1 and Transaction #2 be reversed and at the time was awaiting the decision of these offices.  Copies of these letters were attached as Exhibit 99.1 and 99.2 to the Form 8-K filed on August 27, 2008, and are incorporated herein by reference.

Under instruction from the Company and MEL, LLX Mongolia filed a claim on behalf of MEL on August 7, 2008, in the Capital City Administrative Court (a court of first instance for administrative cases) against the “illegal” registrations by SRO and FIFTA and to have such “illegal” registrations reversed, a copy of which was attached as Exhibit 99.3 to the Form 8-K filed on August 27, 2008, and is incorporated herein by reference.  The affidavit of Mr. Anthony Tam was filed in support of this claim and a copy of his affidavit was attached as Exhibit 99.4 to the Form 8-K filed on August 27, 2008, and is incorporated herein by reference.

On September 12, 2008, the US Embassy, LLX Mongolia and MEL representatives met with officials at FIFTA to make a formal complaint and to seek remedy to the illegal share transfers.

The claim filed by MEL with the Capital City Administrative Court against the “illegal” registrations by SRO and FIFTA with respect to Transaction #1 and Transaction #2 was suspended pending the outcome of the civil case on the claim filed by Lin Dong Hong’s authorized representative, Attorney N. Enkhtuya, against MEL’s authorized representative, Attorney D. Enkhtur (as discussed below).

Even though Lin Dong Hong’s civil claim and challenges have been dismissed, FIFTA has informed MEL’s new authorized representative, Attorney Avirmed Enkhtur, that MEL must proceed with the Administrative Court actions and receive court orders to reverse the actions taken by Lin Dong Hong under Transaction #1 and Transaction #2.

Actions taken by Lin Dong Hong in Civil Court

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

Lin Dong Hong’s authorized representative, Attorney N. Enkhtuya is requesting that the court declare the “Right transferring contract” concluded on September 12, 2007, as invalid.  The claim filed by Lin Dong Hong’s authorized representative does not include a claim for damages against the Company or MEL.  A translated copy of the claim filed by Attorney N. Enkhtuya on behalf of Lin Dong Hong was attached as Exhibit 99.1 to the Form 10-Q filed on November 14, 2008, and is incorporated herein by reference.

On August 27, 2008, Judge T. Tuya issued a Judge’s Directive on August 27, 2008, whereby she directed the parties to (i) open a civil case; (ii) deliver one copy of the claim to Attorney D Enkhtur (authorized representative of MEL); (iii) assign a Judge’s assistant, Mr. Ts. Enkhtuvshin, to inform the claimant, his representative or advocate of his responsibility to determine his evidences for his request and refusal and corroborate them by himself and inform him of the rights and responsibilities of involvers in the case as specified on Article 25 and 26 of the Civil Case Court Discussion Law; and (iv) note that no one is entitled to make complaints to this directive.  A copy of the Judge’s Directive was attached as Exhibit 99.2 to the Form 10-Q filed on November 14, 2008, and is incorporated herein by reference.

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

On October 28, 2008, Attorney D. Enkhtur was informed that the Chief Judge of the Sukhbaatar District Court has denied the request to have Judge T. Tuya removed.

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

As of December 31, 2008, our total assets were $87,049,245; our total liabilities were $17,727,755; and, we had cash resources of $28,997.

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

Net Operating Losses.  As of December 31, 2008, the Company has a net operating loss carry forward of approximately $11,706,792 which will expire 19 years from the date the loss was incurred.

Revenues.  We have not generated any revenues to date from our operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

URANIUM 308 CORP. AND SUBSIDIARIES
(FORMERLY MONTAGU RESOURCES CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007 (RESTATED)

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Uranium 308 Corp.:

We have audited the accompanying consolidated balance sheets of Uranium 308 Corp. (a Nevada corporation in the exploration stage and formerly Montagu Resources Corp.) and subsidiaries as of December 31, 2008, and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and cumulative from inception (November 18, 2005) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium 308 Corp. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for the periods then ended, and cumulative from inception (November 18, 2005) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company is in the exploration stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, an error in the determination of the fair value of the issuance of 12,000,000 shares of common stock in connection with a Share Purchase Agreement between the Company and Mongolia Metals Limited whereby the Company acquired a 10 percent interest in Mongolia Metals Limited, which amounted to $14,384,928, and in the recording of additional paid-in capital in the amount of $14,384,928, were determined by management of the Company.  According, the consolidated financial statements as of and for the period ended December 31, 2008, have been restated to correct the error.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 13, 2009, except for Note 3, for
which the date is November 17, 2009.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008, AND 2007 (RESTATED) (NOTE 3)

	2008	2007

ASSETS

Current Assets:
Cash and cash equivalents	$28,997	$154,019
Prepaid expenses and deposit	168,908	120,358
Total current assets	197,905	274,377

Property and Equipment:
Computer and office equipment	9,290	29,898
Field equipment	6,405	11,574
Vehicles	4,816	41,780
	20,511	83,252
Less - Accumulated depreciation	(19,171)	(2,848)
Net property and equipment	1,340	80,404

Other Assets:
Mineral property licenses	72,450,000	49,150,000
Investment in affiliated company - 10% equity interest	14,400,000	-
Total other assets	86,850,000	49,150,000
Total Assets	$87,049,245	$49,504,781

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$1,118,034	$397,232
Accrued liabilities	39,103	20,000
Contract payable - Mineral properties contract	14,200,000	-
Loans from stockholders	1,985,888	-
Due to related parties	384,730	86,735
Total current liabilities	17,727,755	503,967
Total liabilities	17,727,755	503,967

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000 shares authorized; 105,894,467 and 87,604,467 shares issued and outstanding in 2008 and 2007, respectively	1,059	876
Additional paid-in capital	80,989,094	51,748,935
Donated capital	14,625	14,625
Other accumulated comprehensive income	23,504	2,643
(Deficit) accumulated during the exploration stage	(11,706,792)	(2,766,265)
Total stockholders' equity	69,321,490	49,000,814
Total Liabilities and Stockholders' Equity	$87,049,245	$49,504,781

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH DECEMBER 31, 2008 (RESTATED) (NOTE 3)

	Year Ended		Cumulative
	December 31,		From
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
Stock-based compensation	5,942,842	1,175,684	7,118,526
Geological exploration	1,727,150	730,066	2,457,216
General and administrative	947,089	619,852	1,570,862
Professional fees	265,049	189,523	490,672
Donated services	-	3,000	9,750
Depreciation	16,323	2,848	19,171
Donated rent	-	1,500	4,875
Impairment of mineral property costs	-	-	3,542
Total general and administrative expenses	8,898,453	2,722,473	11,674,614
(Loss) from Operations	(8,898,453)	(2,722,473)	(11,674,614)

Other Income (Expense):
Other income	26	9,896	9,922
Loss on disposal of property and equipment	(42,100)	-	(42,100)

Provision for income taxes	-	-	-
Net (Loss)	$(8,940,527)	$(2,712,577)	$(11,706,792)

Comprehensive (Loss):
Foreign currency translation	20,861	2,643	23,504
Total Comprehensive (Loss)	$(8,919,666)	$(2,709,934)	$(11,683,288)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.09)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	104,085,915	161,116,534

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIODS FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH DECEMBER 31, 2008 (RESTATED) (NOTE 3)

						(Deficit)
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Donated	Comprehensive	Development
Description	Shares	Amount	Capital	Capital	Income	Stage	Total
Balance - November 18, 2005	-	$-	$-	$-	$-	$-	$-
Donated services and expenses	-	-	-	1,125	-		1,125
Common stock issued for cash	187,500,000	1,875	(1,825)	-	-	-	50
Net (loss) for the period		-	-	-	-	(24,767)	(24,767)
Balance - December 31, 2005	187,500,000	1,875	(1,825)	1,125	-	(24,767)	(23,592)
Common stock issued for cash at $0.10 per share	37,912,500	379	100,721	-	-	-	101,100
Donated services and expenses	-	-	-	9,000	-	-	9,000
Net (loss) for the period		-	-	-	-	(28,921)	(28,921)
Balance - December 31, 2006	225,412,500	2,254	98,896	10,125	-	(53,688)	57,587
Donated services and expenses	-	-	-	4,500	-	-	4,500
Common stock cancelled at par	(166,500,000)	(1,665)	1,665	-	-	-	-
Common stock issued for mineral exploration licenses	20,000,000	200	44,599,800	-	-	-	44,600,000
Common stock issued for cash at $0.50 per share	1,360,000	14	679,986	-	-	-	680,000
Common stock issued for cash at $0.75 per share	6,297,501	63	4,723,063	-	-	-	4,723,126
Common stock issued for cash at $1.00 per share	588,500	6	588,494	-	-	-	588,500
Stock-based compensation	-	-	1,175,684	-	-	-	1,175,684
Share issued for finder's fee	445,966	4	(4)	-	-	-	-
Finder's fee paid in cash	-	-	(129,750)	-	-	-	(129,750)
Contribution of additional paid-in capital	-	-	11,101	-	-	-	11,101
Foreign currency translation	-	-	-	-	2,643	-	2,643
Net (loss) for the period	-	-	-	-	-	(2,712,577)	(2,712,577)
Balance - December 31, 2007	87,604,467	876	51,748,935	14,625	2,643	(2,766,265)	49,000,814
Common stock issued for mineral exploration licenses	5,000,000	50	7,649,950	-	-	-	7,650,000
Common stock issued for 10 percent interest in affiliated company	12,000,000	120	14,399,880	-	-	-	14,400,000
Common stock issued for cash at $0.75 per share	110,000	1	82,499	-	-	-	82,500
Stock-based compensation	-	-	5,942,842	-	-	-	5,942,842
Issuance of common stock subscribed	1,180,000	12	1,179,988	-	-	-	1,180,000
Finder's fee paid in cash	-	-	(15,000)	-	-	-	(15,000)
Foreign currency translation	-	-	-	-	20,861	-	20,861
Net (loss) for the period	-	-	-	-	-	(8,940,527)	(8,940,527)
Balance - December 31, 2008	105,894,467	$1,059	$80,989,094	$14,625	$23,504	$(11,706,792)	$69,321,490

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005) (RESTATED) (NOTE 3)

	Year Ended		Cumulative
	December 31,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(8,940,527)	$(2,712,577)	$(11,706,792)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	36,964	2,848	39,812
Donated services and rent	-	4,500	14,625
Impairment of mineral properties	-	(3,542)	(3,400)
Stock-based compensation	5,942,842	-	5,942,842
Loss on disposition of fixed assets	42,100	-	42,100
Changes in net liabilities-
Prepaid expenses and deposit	(48,550)	(120,268)	(168,908)
Accounts payable and accrued liabilities	739,905	413,982	1,157,137
Net Cash Provided by (Used in) Operating Activities	(2,227,266)	(2,415,057)	(4,682,584)

Investing Activities:
Purchases of property and equipment	-	(79,710)	(79,710)
Acquisition of mineral licenses	(1,450,000)	(4,550,000)	(6,000,142)
Net Cash (Used in) Investing Activities	(1,450,000)	(4,629,710)	(6,079,852)

Financing Activities:
Issuance of common stock for cash	82,500	7,178,411	7,362,061
Issuance of common stock for finder's fee	(15,000)	(129,750)	(144,750)
Issuance of common stock for ownership interest	1,180,000	-	1,180,000
Loans from stockholders	1,985,888	-	1,985,888
Due to related parties	297,995	50,030	384,730
Net Cash Provided by Financing Activities	3,531,383	7,098,691	10,767,929

Effect of Other Comprehensive Income on Cash and Cash Equivalents	20,861	2,643	23,504
Net (Decrease) Increase in Cash and Cash Equivalents	(125,022)	56,567	28,997
Cash and Cash Equivalents - Beginning of Period	154,019	97,452	-
Cash and Cash Equivalents - End of Period	$28,997	$154,019	$28,997

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005) (RESTATED)

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

On January 31, 2008, the Company issued 12,000,000 shares of common stock pursuant to the Share Purchase Agreement entered into for a 10 percent investment in Hong Kong Mongolia Metals Limited. The 12,000,000 shares of common stock were valued at $14,400,000.

On June 5, 2008, the Company issued 680,000 units (each a “Unit”) to seven individuals due to the closing of the Company’s private placement at $1.00 per Unit for total gross proceeds of $680,000. Each Unit consists of one share of common stock of the and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until June 5, 2010.

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

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

Uranium 308 has a stock-based compensation plan that is described more fully in Note 9.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007 (RESTATED)

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

3.           Restatement

Subsequent to December 31, 2008, management of the Company determine that the fair value of 12,000,000 shares of common stock that were issued in connection with a Share Purchase Agreement between the Company and Mongolia Metals Limited (“MML”) for the acquisition of a 10 percent interest in MML, was understated by $14,384,928.  (See Note 7 for additional information).  The Company corrected the error by increasing the investment in affiliated company by $14,384,928 to the amount of $14,400,000 (the determined fair value of the common stock issued), and increased additional paid-in capital by the same amount as presented in the accompanying consolidated financial statements.  The impact of the adjustment increased the investment in affiliated company and additional paid-in capital by the same amount, $14,384,928, and had no impact on net (loss) and comprehensive (loss) for the period.  (Loss) per share – basic and diluted for the period remained unchanged.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007 (RESTATED)

4.           Related Party Transactions

For the period ended June 30, 2007, Uranium 308 recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of Uranium 308.  The donated services and rent were terminated as of July 1, 2007.

As of December 31, 2008, Uranium 308 was indebted to a company controlled by a relative of the former President of Uranium 308 for $384,730 (December 31, 2007 - $86,735), which is non-interest bearing, unsecured, and due on demand.

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

5.           Loans from Stockholders

As of December 31, 2008, Uranium 308 received $1,985,888 (December 31, 2007 – $0) as loans from three stockholders.  The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

6.           Mineral Properties and Licenses

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

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

On January 15, 2008, Uranium 308 entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi Limited (the “Subsidiary”), whereby Uranium 308 has agreed to provide the consideration on behalf of the Subsidiary for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property), and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property) (collectively, the “Licenses”), which Licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien, and Binder Sum of Khentii Province of Mongolia in exchange for 10,000,000 shares of common stock of Uranium 308 and $8,000,000 in cash in accordance with the terms and conditions of the Asset Purchase Agreement.  On January 22, 2008, Uranium 308 issued 5,000,000 shares of common stock to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between Uranium 308, Success Start, and Uranium 308’s subsidiary, Tooroibandi Limited.  Further, during 2008, the Company paid $1,450,000 to Success Start in accordance with the terms and conditions of the Asset Purchase Agreement.  The cash and stock value of the Share Purchase Agreement were $8,000,000, and $15,300,000, respectively, (for a total of $23,300,000) and were attributable to the acquisition of the mineral property licenses described above.  As of December 31, 2008, the Company owed $14,200,000 (consisting of $7,650,000 as the value related to 5,000,000 shares of common stock remaining to be issued, and $6,550,000 in cash due) to Success Start in connection with the Asset Purchase Agreement.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007 (RESTATED)

7.           Purchase of 10 Percent Interest in Affiliated Company

On January 28, 2008, Uranium 308 entered into a share purchase agreement (the “Share Purchase Agreement”) with Mongolia Energy Limited (“MEL”), a subsidiary of Uranium 308, Tooroibandi Limited (“Tooroibandi”), a subsidiary of Uranium 308, Mongolia Metals Limited (“MML”), a company organized under the laws of the British Virgin Islands, and Hong Kong Mongolia Metals Limited (“HKMML”), a company organized under the laws of Mongolia and a wholly owned subsidiary of MML, whereby Uranium 308 agreed to issue 12,000,000 shares of common stock of Uranium 308 with a value of $14,400,000 to MML in exchange for MEL receiving a 10% ownership interest in MML; and Tooroibandi has agreed to allow HKMML the use of the Exploration Licenses controlled by Tooroibandi for HKMML’s exploration and development of four tin exploration licenses referenced as license numbers 13061X, 13062X, 13063X, and 13064X covering 4658 hectares (collectively, the ‘Tin Exploration Licenses”), which are located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia, in exchange for Tooroibandi receiving a 1% ownership interest in HKMML, all in accordance with the terms and conditions of the Share Purchase Agreement.

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

8.           Common Stock

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

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

On January 22, 2008, Uranium 308 issued 5,000,000 shares of common stock, valued at $7,650,000 or $1.53 per share, to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between Uranium 308, Success Start, and Uranium 308’s subsidiary, Tooroibandi Limited.

On January 31, 2008, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, Tooroibandi, MML, and HKMML whereby MEL acquired a 10 percent ownership interest in MML in exchange for the issuance of 12,000,000 shares of common stock of Uranium 308.  The value of the transaction was $14,400,000, which has been classified as an investment in an affiliated company in the accompanying consolidated balance sheets.

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

9.           Stock-based Compensation

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007 (RESTATED)

10.        Appointment of Additional Directors and Officers

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

11.        Income Taxes

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

2008

Loss carryforwards	$1,756,019
Less - Valuation allowance	(1,756,019)

Total net deferred tax assets	$-

 12.           Commitments and Contingencies

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007 (RESTATED)

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the four Tin Exploration Licensees (License Numbers 13061X, 13062X, 13063X, and 13064X) received by HKMML through the Share Purchase Agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the Exploration Licenses (License Numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for Uranium 308 and MEL to enter into such Share Purchase Agreement.  The Tin Exploration Licenses were determined to be located completely within the boundaries of the two Exploration Licenses held by Tooroibandi.  The Board of Directors is currently evaluating the position of the Company under the terms of the Share Purchase Agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML.  As of November 17, 2009, the matter is still pending before the Board of Directors of the Company, and no portion of the investment has been determined to be impaired.

13.           Recently Issued Accounting Pronouncements

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, FASB No. 161 requires:

●	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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
DECEMBER 31, 2008, AND 2007 (RESTATED)

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2008.

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

As of December 31, 2008 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

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

A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Uranium 308 Corp. at 2808 Cowan Circle, Las Vegas, NV  89102.

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

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed December 31, 2008, and 2007:

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dennis Tan(1)	2008	$10,000		$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$10,000
President, CEO and Director	2007	$60,000		$Nil	$Nil	$140,000	$Nil	$Nil	$Nil	$200,000

Anthony Tam(2)	2008	$96,000	(3)	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$96,000
Secretary, Treasurer and Director	2007	$69,000	(3)	$Nil	$Nil	$140,000	$Nil	$Nil	$Nil	$209,000

Sadru Mohamed(4)	2008	-		-	-	-	-	-	-	-
President, Treasurer and Director	2007	$Nil		$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil

Notes:
(1)	Mr. Tan was appointed as the President, CEO and a director of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and as the Secretary and Treasurer on September 27, 2007.
(3)	Mr. Tam provides his services to the Company as a consultant, and therefore, the $96,000 in 2008 and the $69,000 in 2007 was paid as a consulting fee and not as salary.
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

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended December 31, 2008:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dennis Tan(1)	1,400,000 shares	600,000 shares	600,000 shares	$1.60	Nov. 28, 2012	Nil	$Nil	Nil	$Nil
President, CEO and Director
Anthony Tam(2)	1,400,000 shares	600,000 shares	600,000 shares	$1.60	Nov. 28, 2012	Nil	$Nil	Nil	$Nil
Secretary, Treasurer and Director
Notes:
(1)	Mr. Tan was appointed as the President, CEO and a director of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and as the Secretary and Treasurer on September 27, 2007.

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

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2008 (unless already disclosed above):

Name	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Dennis Tan(1)	See above		See above	See above	See above	See above	See above	See above
Anthony Tam(2)	See above		See above	See above	See above	See above	See above	See above
Martin Shen(3)	Nil		Nil	Nil	Nil	Nil	Nil	Nil
Chris Metcalf(3)	Nil		Nil	Nil	Nil	Nil	Nil	Nil
Earl Abbott(4)	35,050	(5)	Nil	Nil	Nil	Nil	Nil	35,050
Notes:
(1)	Mr. Tan was appointed as a director and appointed the President and CEO of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and appointed as the Secretary and Treasurer on September 27, 2007.
(3)	Mr. Shen and Mr. Metcalf were appointed as directors of the Company on November 28, 2007.
(4)	Dr. Abbott was appointed as a director of the Company on February 20, 2008.
(5)	These funds were paid to Mr. Earl Abbott as a consulting fee for services provided to the Company in addition to his directorship duties.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation.
3.2(1)	Bylaws.
3.3(2)	Certificate of Change filed with the Secretary of State of Nevada filed and effective on March 15, 2007. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2007).
3.4(3)	Articles of Merger filed with the Secretary of State of Nevada on June 19, 2007 and which is effective July 2, 2007.
3.5(3)	Certificate of Change filed with the Secretary of State of Nevada on June 19, 2007 and which is effective July 2, 2007.
10.1(4)	Management Agreement between Uranium 308 Corp. and Dennis Tan, dated July 24, 2007
10.2(5)	Share Purchase Agreement between Uranium 308 Corp., Mongolia Energy Limited and all the shareholders of Mongolia Energy Limited, dated September 21, 2007.
10.3(5)	Share Purchase Agreement between Mongolia Energy Limited, Tooroibandi Limited and Mr. Lin Dong Hong, dated August 23, 2007.
10.4(6)	Asset Purchase Agreement between Uranium 308 Corp., Success Start Energy Investment Co. and Tooroibandi Limited, dated January 15, 2008.
10.5(7)	Share Purchase Agreement between Uranium 308 Corp., Mongolia Energy Limited, Tooroibandi Limited, Mongolia Metals Limited and Hong Kong Mongolia Metals Limited, dated January 28, 2008.
14.1(8)	Code of Ethics.
21(11)	List of Subsidiaries.
31.1	Certificate pursuant to Rule 13a-14(a).
31.2	Certificate pursuant to Rule 13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. Section 1350.
32.2	Certificate pursuant to 18 U.S.C. Section 1350.
99.1(9)	August 7, 2008 letter to State Registration Office of Mongolia
99.2(9)	August 7, 2008 letter to Foreign Investment and Foreign Trade Authority of Mongolia
99.3(9)	Claim filed with the Capital City Administrative Court, dated August 7, 2008, by Mongolia Energy Limited against the Foreign Trade Authority of Mongolia and the State Registration Office of Mongolia.
99.4(9)	Affidavit of Anthony Tam
99.1(10)	Claim filed by Lin Dong Hong against Mongolia Energy Limited on August 20, 2008
99.2(10)	Judge’s Directive, dated August 27, 2008

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on February 23, 2006, and incorporated herein by reference
(2)	Previously filed as an exhibit to our Form 8-K filed on March 15, 2007, and incorporated herein by reference.
(3)	Previously filed as an exhibit to our Form 8-K filed on July 5, 2007, and incorporated herein by reference.
(4)	Previously filed as an exhibit to our Form 10-QSB filed on August 20, 2007, and incorporated herein by reference.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 1, 2007, and incorporated herein by reference.
(6)	Previously filed as an exhibit to our Form 8-K filed on January 22, 2008, and incorporated herein by reference.
(7)	Previously filed as an exhibit to our Form 8-K filed on February 6, 2008, and incorporated herein by reference.
(8)	Previously filed as an exhibit to our Form 10-KSB filed on April 12, 2007, and incorporated herein by reference.
(9)	Previously filed as an exhibit to our Form 8-K filed on August 27, 2008, and are incorporated herein by reference
(10)	Previously filed as an exhibit to our Form 10-Q filed on November 14, 2008, and incorporated herein by reference.
(11)	Previously filed as an exhibit to our Form 10-K filed on April, 15, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of November, 2009.

URANIUM 308 CORP. (Registrant)
By: /s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dennis Tan	President, Chief Executive Officer	November 16, 2009
Dennis Tan	and Director

/s/ Anthony Tam	Secretary, Treasurer and Director	November 16, 2009
Anthony Tam

/s/ Earl Abbott	Director	November 16, 2009
Earl Abbott

EXHIBIT INDEX

Exhibit #		Page#
31.1	Certificate pursuant to Rule 13a-14(a).	52

31.2	Certificate pursuant to Rule 13a-14(a).	54

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	56

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	57