Form 10-Q/A
period 2009-06-30
URANIUM 308 CORP.
filed 2009-11-19
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to  __________________ to ________________

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

ITEM 1. FINANCIAL STATEMENTS

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

Consolidated Financial Statements-

Consolidated Balance Sheets as of June 30, 2009, and December 31, 2008	F-2

Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Consolidated Financial Statements June 30, 2009, and 2008	F-6

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008 (RESTATED) (NOTE 3)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,456	$28,997
Prepaid expenses and deposit	156,721	168,908
Total current assets	158,177	197,905
Property and Equipment:
Computer and office equipment	9,290	9,290
Field equipment	6,405	6,405
Vehicles	4,816	4,816
	20,511	20,511
Less - Accumulated depreciation	(19,217)	(19,171)
Net property and equipment	1,294	1,340
Other Assets:
Mineral property licenses	72,450,000	72,450,000
Investment in affiliated company - 10% equity interest	14,400,000	14,400,000
Total other assets	86,850,000	86,850,000
Total Assets	$87,009,471	$87,049,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$1,087,843	$1,118,034
Accrued liabilities	97,467	39,103
Contract payable - Mineral properties contract	14,200,000	14,200,000
Loans from stockholders	2,063,795	1,985,888
Due to related parties	492,730	384,730
Total current liabilities	17,941,835	17,727,755
Total liabilities	17,941,835	17,727,755
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000 shares authorized; 105,894,467 issued and outstanding	1,059	1,059
Additional paid-in capital	83,042,515	80,989,094
Donated capital	14,625	14,625
Other accumulated comprehensive income	7,715	23,504
(Deficit) accumulated during the exploration stage	(13,998,278)	(11,706,792)
Total stockholders' equity	69,067,636	69,321,490
Total Liabilities and Stockholders' Equity	$87,009,471	$87,049,245

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH JUNE 30, 2009 (RESTATED) (NOTE 3)
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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH JUNE 30, 2009 (RESTATED) (NOTE 3)
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception
Operating Activities:
Net (loss)	$(2,291,486)	$(5,026,669)	$(13,998,278)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	46	7,267	39,858
Donated services and rent	-	-	14,625
Impairment of mineral properties	-	-	(3,400)
Stock-based compensation	2,053,421	3,478,737	7,996,263
Loss on disposition of property and equipment	-	-	42,100
Changes in net liabilities-
Prepaid expenses and deposit	12,187	(159,049)	(156,721)
Accounts payable and accrued liabilities	28,173	212,367	1,185,310
Net Cash Provided by (Used in) Operating Activities	(197,659)	(1,487,347)	(4,880,243)
Investing Activities:
Purchases of property and equipment	-	(19,999)	(79,710)
Acquisition of 10 percent interest in affiliated company		(1,450,000)	(1,450,000)
Acquisition of mineral licenses	-	-	(4,550,142)
Net Cash (Used in) Investing Activities	-	(1,469,999)	(6,079,852)
Financing Activities:
Issuance of common stock for cash	-	-	7,362,061
Issuance of common stock for finder's fee	-	(15,000)	(144,750)
Issuance of common stock for ownership interest	-	1,195,071	1,180,000
Stock subscriptions received	-	82,500	-
Loans from stockholders	77,907	1,471,353	2,063,795
Due to related parties	108,000	84,923	492,730
Net Cash Provided by Financing Activities	185,907	2,818,847	10,953,836
Effect of Other Comprehensive Income on Cash and Cash Equivalents	(15,789)	(87)	7,715
Net (Decrease) Increase in Cash and Cash Equivalents	(27,541)	(138,586)	1,456
Cash and Cash Equivalents - Beginning of Period	28,997	154,019	-
Cash and Cash Equivalents - End of Period	$1,456	$15,433	$1,456

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH JUNE 30, 2009 (RESTATED) (NOTE 3)

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
JUNE 30, 2009, AND 2008 (RESTATED)
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
JUNE 30, 2009, AND 2008 (RESTATED)
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
JUNE 30, 2009, AND 2008 (RESTATED)
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
JUNE 30, 2009, AND 2008 (RESTATED)
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
JUNE 30, 2009, AND 2008 (RESTATED)
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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

    Stock-based Compensation

Uranium 308 records stock based compensation in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and Directors, including stock options.  The Company issued total of 5,100,000 stock options to its Directors and consultants as of June 30, 2009.

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

Subsequent to December 31, 2008, management of the Company determine that the fair value of 12,000,000 shares of common stock that were issued in connection with a Share Purchase Agreement between the Company and Mongolia Metals Limited (“MML”) for the acquisition of a 10 percent interest in MML, was understated by $14,384,928.  (See Note 7 for additional information).  The Company corrected the error by increasing the investment in affiliated company by $14,384,928 to the amount of $14,400,000 (the determined fair value of the common stock issued), and increased additional paid-in capital by the same amount as presented in the accompanying consolidated financial statements.  The impact of the adjustment increased the investment in affiliated company and additional paid-in capital by the same amount, $14,384,928, and had no impact on net (loss) and comprehensive (loss) for the periods ended June 30, 2009, and 2008.  (Loss) per share – basic and diluted for the period remained unchanged.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

4.	Related Party Transactions

For the period ended June 30, 2007, Uranium 308 recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of Uranium 308.  The donated services and rent were terminated as of July 1, 2007.

As of June 30, 2009, Uranium 308 was indebted to a company controlled by a relative of the former President of Uranium 308 for $492,730 (December 31, 2008 - $384,730), which is non-interest bearing, unsecured, and due on demand.

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
JUNE 30, 2009, AND 2008 (RESTATED)
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

On January 15, 2008, Uranium 308 entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi Limited (the “Subsidiary”), whereby Uranium 308 has agreed to provide the consideration on behalf of the Subsidiary for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property), and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property) (collectively, the “Licenses”), which Licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien, and Binder Sum of Khentii Province of Mongolia in exchange for 10,000,000 shares of common stock of Uranium 308 and $8,000,000 in cash in accordance with the terms and conditions of the Asset Purchase Agreement.  On January 22, 2008, Uranium 308 issued 5,000,000 shares of common stock to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between Uranium 308, Success Start, and Uranium 308’s subsidiary, Tooroibandi Limited.  Further, during 2008, the Company paid $1,450,000 to Success Start in accordance with the terms and conditions of the Asset Purchase Agreement.  The cash and stock value of the Share Purchase Agreement were $8,000,000, and $15,300,000, respectively, (for a total of $23,300,000) and were attributable to the acquisition of the mineral property licenses described above.  As of June 30, 2009, the Company owed $14,200,000 (consisting of $7,650,000 as the value related to 5,000,000 shares of common stock remaining to be issued, and $6,550,000 in cash due) to Success Start in connection with the Asset Purchase Agreement.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

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
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

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
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

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
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

On December 1, 2008, the Company issued 110,000 shares to three individuals due to the closing of the Company’s private placement at $0.75 per share for total gross proceeds of $82,500.

As of June 30, 2009, total issued and outstanding shares of common stock increased to 105,894,467 shares.

9.	Stock-based Compensation

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
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

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
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

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
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

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

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the four Tin Exploration Licensees (License Numbers 13061X, 13062X, 13063X, and 13064X) received by HKMML through the Share Purchase Agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the Exploration Licenses (License Numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for Uranium 308 and MEL to enter into such Share Purchase Agreement.  The Tin Exploration Licenses were determined to be located completely within the boundaries of the two Exploration Licenses held by Tooroibandi.  The Board of Directors is currently evaluating the position of the Company under the terms of the Share Purchase Agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML.  As of June 30, 2009, the matter is still pending before the Board of Directors of the Company.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

13.	Recently Issued Accounting Pronouncements

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
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008 (RESTATED)
(Unaudited)

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

(12) Subsequent Event

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

As of June 30, 2009, our total assets were $87,009,471 compared to $87,049,245 as of December 31, 2008; our total liabilities were $17,941,835 compared to $17,727,755 as of December 31, 2008; and, we had cash resources of $1,456 compared to $28,997 as of December 31, 2008.

Results of Operation

Net Loss. We have net losses for the period from inception to June 30, 2009, of $13,998,278. Our net loss for the three month period ended June 30, 2009 is $946,532. The principal components of our losses for the three month period ended June 30, 2009, included legal and professional expenses of $16,246 compared to $121,411 for the three months ended June 30, 2008, general and administrative costs of $108,895 compared to $241,271 for the three months ended June 30, 2008, and stock based compensation expenses of $821,368 compared to $3,478,737 for the three months ended June 30, 2008. $9,171,947 of our total net loss amount of $13,998,278 from inception to June 30, 2009 was attributable to stock-based compensation expense. This condition raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2009.

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

URANIUM 308 CORP. (Registrant)
Date: November 16, 2009	By: /s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)