Form 10-Q
period 2009-09-30
URANIUM 308 CORP.
filed 2009-11-20
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2009
Common stock, $0.00001 par value	105,894,467

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

ITEM 1. FINANCIAL STATEMENTS

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Consolidated Financial Statements-

Consolidated Balance Sheets as of September 30, 2009, and December 31, 2008	F-2

Consolidated Statements of Operations and Comprehensive Income for the
Three Months and Nine Months Ended September 30, 2009, and 2008,
and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Consolidated Financial Statements September 30, 2009, and 2008	F-6

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008 (NOTE 3)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2009	2008 (Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$2,497	$28,997
Prepaid expenses and deposit	156,721	168,908
Total current assets	159,218	197,905
Property and Equipment:
Computer and office equipment	9,290	9,290
Field equipment	6,405	6,405
Vehicles	4,816	4,816
	20,511	20,511
Less - Accumulated depreciation	(19,240)	(19,171)
Net property and equipment	1,271	1,340
Other Assets:
Mineral property licenses	72,450,000	72,450,000
Investment in affiliated company - 10% equity interest	14,400,000	14,400,000
Total other assets	86,850,000	86,850,000
Total Assets	$87,010,489	$87,049,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$1,106,948	$1,118,034
Accrued liabilities	106,287	39,103
Contract payable - Mineral properties contract	14,200,000	14,200,000
Loans from stockholders	2,084,302	1,985,888
Due to related parties	546,730	384,730
Total current liabilities	18,044,267	17,727,755
Total liabilities	18,044,267	17,727,755
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001
par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000
shares authorized; 105,894,467 issued and outstanding	1,059	1,059
Additional paid-in capital	83,042,515	80,989,094
Donated capital	14,625	14,625
Other accumulated comprehensive income	9	23,504
(Deficit) accumulated during the exploration stage	(14,091,986)	(11,706,792)
Total stockholders' equity	68,966,222	69,321,490
Total Liabilities and Stockholders' Equity	$87,010,489	$87,049,245

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH SEPTEMBER 30, 2009 (NOTE 3)
(Unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		From
	September 30,		September 30,		Inception
	2009	2008 (Restated)	2009	2008 (Restated)	(Restated)

Revenues	$-	$-	$-	$-	$-
Expenses:
Stock-based compensation	-	1,232,052	2,053,421	4,710,789	9,171,947
Geological exploration	-	801,135	-	1,576,819	2,457,216
General and administrative	80,445	133,144	295,718	730,262	1,908,680
Professional fees	13,241	40,471	35,987	208,360	526,659
Depreciation	22	4,499	68	11,766	19,239
Donated services	-	-	-	-	9,750
Donated rent	-	-	-	-	4,875
Impairment of mineral property costs	-	-	-	-	3,542
Total general and administrative expenses	93,708	2,211,301	2,385,194	7,237,996	14,101,908
(Loss) from Operations	(93,708)	(2,211,301)	(2,385,194)	(7,237,996)	(14,101,908)
Other Income	-	-	-	26	9,922
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(93,708)	$(2,211,301)	$(2,385,194)	$(7,237,970)	$(14,091,986)
Comprehensive (Loss):
Foreign currency translation	(7,706)	2,771	(23,495)	2,684	9
Total Comprehensive (Loss)	$(101,414)	$(2,208,530)	$(2,408,689)	$(7,235,286)	$(14,091,977)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.02)	$(0.02)	$(0.07)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	105,894,467	105,784,467	105,894,467	103,503,153

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005) THROUGH SEPTEMBER 30, 2009 (NOTE 3)
(Unaudited)

			Cumulative
	Nine Months Ended		From
	September 30,		Inception
	2009	2008 (Restated)	(Restated)
Operating Activities:
Net (loss)	$(2,385,194)	$(7,237,970)	$(14,091,986)
Adjustments to reconcile net (loss) to net cash
(used in) provided by operating activities:
Depreciation	68	11,767	39,880
Donated services and rent	-	-	14,625
Impairment of mineral properties	-	-	(3,400)
Stock-based compensation	2,053,421	4,710,789	7,996,263
Loss on disposition of fixed assets	-	-	42,100
Changes in net liabilities-
Prepaid expenses and deposit	12,187	52,668	(156,721)
Accounts payable and accrued liabilities	56,099	503,699	1,213,236
Net Cash Provided by (Used in) Operating Activities	(263,419)	(1,959,047)	(4,946,003)
Investing Activities:
Purchases of property and equipment	-	(19,999)	(79,710)
Acquisition of 10 percent interest in affiliated company	-	(1,450,000)	(1,450,000)
Acquisition of mineral licenses	-	-	(4,550,142)
Net Cash (Used in) Investing Activities	-	(1,469,999)	(6,079,852)
Financing Activities:
Issuance of common stock for cash	-	-	7,362,061
Issuance of common stock for finder's fee	-	(15,000)	(144,750)
Issuance of common stock for ownership interest	-	1,195,072	1,180,000
Stock subscriptions received	-	82,500	-
Loans from stockholders	98,414	1,824,353	2,084,302
Due to related parties	162,000	228,923	546,730
Net Cash Provided by Financing Activities	260,414	3,315,848	11,028,343
Effect of Other Comprehensive Income
on Cash and Cash Equivalents	(23,495)	2,684	9
Net (Decrease) Increase in Cash and Cash Equivalents	(26,500)	(110,514)	2,497
Cash and Cash Equivalents - Beginning of Period	28,997	154,019	-
Cash and Cash Equivalents - End of Period	$2,497	$43,505	$2,497

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005) THROUGH SEPTEMBER 30, 2009 (RESTATED) (NOTE 3)
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

On September 27, 2007, the Company issued 20,000,000 shares of common stock pursuant to the Share Purchase Agreement entered into for the acquisition of two mineral exploration licenses (See Note 5). The 20,000,000 shares of common stock were valued at $44,600,000.00

On November 28, 2007, the Company granted 7,300,000 stock options to acquire a like number of shared of common stock to its Directors, consultants, and an officers with the excerise price of $1.60 per share. The fair value of the stock option is $1.53 base on Black-Scholes Option Pricing Model on the grant date, and will be vested equally over 19 months from the initial vesting date.  During the year ended December 31, 2008, 2,200,000 stock options were cancelled.

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
SEPTEMBER 30, 2009, AND 2008
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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

   Unaudited Interim Financial Statements

The consolidated interim financial statements of Uranium 308 as of September 30, 2009, and December 31, 2008, and for the three months and nine months ended September 30, 2009, and 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2009, and 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies. The accompanying consolidated financial statements have been prepared from the books of accounts of the Company and its subsidiaries under the accrual method of accounting.

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
SEPTEMBER 30, 2009, AND 2008
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

   Fair Value of Financial Instruments

Uranium 308 estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Uranium 308 could realize in a current market exchange. As of September 30, 2009, and December 31, 2008, the Company’s financial instruments approximated fair value to do the nature and short-term maturity of such instruments.

   Concentration of Risk

Financial instruments which potentially subject Uranium 308 to concentrations of credit risk consist principally of cash. Uranium 308 places its temporary cash investments in reputable financial institutions which are fully insured by the government in which they are located. Financial instruments that potentially subject Uranium 308 to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. For the three months and nine months ended September 30, 2009, and 2008, and cumulative from inception, Uranium 308 has not incurred a loss relating to this concentration of credit risk.

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
SEPTEMBER 30, 2009, AND 2008
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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

For the three months and nine months ended September 30, 2009, and 2008, and cumulative from inception, no events requiring an impairment loss occurred.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

   Stock-based Compensation

Uranium 308 records stock based compensation in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and Directors, including stock options.  The Company had issued total of 5,100,000 stock options to its Directors and consultants as of September 30, 2009.

2.           Exploration Stage Activities and Going Concern

During the period from inception through September 30, 2009, and subsequent thereto, the Company continued its mineral property acquisition, exploration programs, and capital formation activities through the issuance of equity, debt and other contract obligations, and loans from stockholders and other related parties.

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

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of September 30, 2009, Uranium 308 had accumulated losses since inception of $14,091,986.  These and other factors raise substantial doubt regarding Uranium 308's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Uranium 308 be unable to continue as a going concern.

3.           Restatement

Subsequent to December 31, 2008, management of the Company determine that the fair value of 12,000,000 shares of common stock that were issued in connection with a Share Purchase Agreement between the Company and Mongolia Metals Limited (“MML”) for the acquisition of a 10 percent interest in MML, was understated by $14,384,928.  (See Note 7 for additional information).  The Company corrected the error by increasing the investment in affiliated company by $14,384,928 to the amount of $14,400,000 (the determined fair value of the common stock issued), and increased additional paid-in capital by the same amount as presented in the accompanying consolidated financial statements.  The impact of the adjustment increased the investment in affiliated company and additional paid-in capital by the same amount, $14,384,928, and had no impact on net (loss) and comprehensive (loss) for the periods ended September 30, 2009, and 2008.  (Loss) per share – basic and diluted for the period remained unchanged.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

4.           Related Party Transactions

For the period ended June 30, 2007, Uranium 308 recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of Uranium 308.  The donated services and rent were terminated as of July 1, 2007.

As of September 30, 2009, Uranium 308 was indebted to a company controlled by a relative of the former President of Uranium 308 for $546,730 (December 31, 2008 - $384,730), which is non-interest bearing, unsecured, and due on demand.

For the nine months ended September 30, 2009, the Company paid Mr. Dennis Tan, the president and CEO of Uranium 308, $60,000, and as of September 30, 2009, owed him $200,000, as consulting fees in accordance with the Consulting Agreement between Dennis Tan and Uranium 308, dated July 24, 2007.

For the nine months ended September 30, 2009, the Company paid Mr. Michael Tan, the brother of the president and CEO of Uranium 308, $48,000, and as of September 30, 2009, owed him $160,000, as consulting fees in accordance with the Consulting Agreement between Michael Tan and Uranium 308, dated July 24, 2007.

5.           Loans from Stockholders

As of September 30, 2009, Uranium 308 had received a total of $2,084,302 (December 31, 2008 – $1,985,888) as loans from three stockholders.  The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

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
SEPTEMBER 30, 2009, AND 2008
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

On January 15, 2008, Uranium 308 entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi Limited (the “Subsidiary”), whereby Uranium 308 has agreed to provide the consideration on behalf of the Subsidiary for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property), and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property) (collectively, the “Licenses”), which Licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien, and Binder Sum of Khentii Province of Mongolia in exchange for 10,000,000 shares of common stock of Uranium 308 and $8,000,000 in cash in accordance with the terms and conditions of the Asset Purchase Agreement.  On January 22, 2008, Uranium 308 issued 5,000,000 shares of common stock to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between Uranium 308, Success Start, and Uranium 308’s subsidiary, Tooroibandi Limited.  The cash and stock value of the Share Purchase Agreement were $8,000,000, and $15,300,000, respectively, and were attributable to the acquisition of the mineral property licenses described above. As of September 30, 2009, the Company owed $14,200,000 (consisting of $7,650,000 as the value related to 5,000,000 shares of common stock remaining to be issued, and $6,550,000 in cash due) to Success Start in connection with the Asset Purchase Agreement.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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
SEPTEMBER 30, 2009, AND 2008
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
SEPTEMBER 30, 2009, AND 2008
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

As of September 30, 2009, total issued and outstanding shares of common stock increased to 105,894,467 shares.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

9.           Stock-based Compensation

During the nine months ended September 30, 2009, the amount of $2,053,421 of stock option compensation expense was recognized under the Stock-based Compensation Plan.

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

A summary of Uranium 308’s stock option activities is presented below:

Options Outstanding	Directors	Consultants	Total	Option Price	Value
Balance - December 31, 2007	6,500,000	800,000	7,300,000	$1.60	$1.53
Stock Options Cancelled	(2,000,000)	(200,000)	(2,200,000)	1.60	1.53
Balance - December 31, 2008	4,500,000	600,000	5,100,000	$1.60	$1.53
Stock Option Issued	-	-	-	1.60	1.53
Stock Option Cancelled	-	-	-	1.60	1.53
Balance - September 30, 2009	4,500,000	600,000	5,100,000	$1.60	$1.53

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

On July 17, 2009, Mr. Chris Metcalf resigned as a Director of Uranium 308 Corp. effective immediately

11.          Income Taxes

Potential benefits of income tax losses are not recognized by the Company until realization is more likely than not.  Uranium 308 has net operating losses of $14,091,986 which starts to expire in 2029.  Pursuant to SFAS No. 109, Uranium 308 is required to compute deferred tax asset benefits for net operating losses carried forward.  The potential benefit of net operating losses has not been recognized in these financial statements because Uranium 308 cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

For the nine-month periods ended September 30, 2009, and 2008, the provision for income taxes consisted of the following (assuming an effective tax rate of 15 percent):

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$(357,779)	$(1,085,696)
Change in valuation allowance	357,779	1,085,696
Total deferred tax provision	$-	$-

As of September 30, 2009, and December 31, 2008, deferred tax assets consisted of the following:

	2009	2008
Loss carryforwards	$(2,113,798)	$(1,756,019)
Less - Valuation allowance	2,113,798	1,756,019
Total net deferred tax assets	$-	$-

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the four Tin Exploration Licensees (License Numbers 13061X, 13062X, 13063X, and 13064X) received by HKMML through the Share Purchase Agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the Exploration Licenses (License Numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for Uranium 308 and MEL to enter into such Share Purchase Agreement.  The Tin Exploration Licenses were determined to be located completely within the boundaries of the two Exploration Licenses held by Tooroibandi.  The Board of Directors is currently evaluating the position of the Company under the terms of the Share Purchase Agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML.  As of November 18, 2009, the matter is still pending before the Board of Directors of the Company.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

13.           Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, FASB No. 161 requires:

•	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides:

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

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 revises the derecognization provision of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

In June 2009, the FASB issued FASB Statement 167, "Amendments to FASB Interpretation No. 46(R)" (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of Uranium 308 does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The management of Uranium 308 does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

Our Company, Uranium 308 Corp., was incorporated in the State of Nevada on November 18, 2005, under the name Montagu Resources Corp.  On July 2, 2007, we completed a merger with our wholly owned subsidiary and changed our name to “Uranium 308 Corp.” following a change in our business direction from gold exploration to uranium exploration.

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

Business of the Company

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

As of September 30, 2009, our total assets were $87,010,489 compared to $87,049,245 as of December 31, 2008; our total liabilities were $18,044,267 compared to $17,727,755 as of December 31, 2008; and, we had cash resources of $2,497 compared to $28,997 as of December 31, 2008.

Results of Operation

Three Month Period Ended September 30, 2009

Stock based compensation:  Stock based compensation expenses were $nil and $1,232,052 for the three months ended September 30, 2009 and 2008, respectively, as the Company did not provide any stock-based compensation for the three month period ended September 30, 2009.

Geological exploration:  Geological exploration expenses were $nil and $801,135 for the three months ended September 30, 2009 and 2008, respectively, as the Company did not undertake any geological exploration during the three month period ended September 30, 2009.

General and administrative fees:  General and administrative expenses were $80,445 and $133,144 for the three months ended September 30, 2009 and 2008, respectively.  This decrease was due to decreased activity in the Company during the three months ended September 30, 2009, due to the lack of financial resources.

Professional fees:  Professional fees were $13,241 and $40,471 for the three months ended September 30, 2009 and 2008, respectively.  This decrease was due to the decreased activity of the Company during the three months ended September 30, 2009.

Depreciation:  Depreciation was $22 and $4,499 for the three months ended September 30, 2009 and 2008, respectively.

Net Loss:  Net loss was $93,708 and $2,211,301 for the three months ended September 30, 2009 and 2008, respectively.  This decrease in net loss of $2,117,593 resulted primarily from a decrease in stock-based compensation expenses, geological exploration expenses, general and administrative expenses and professional fees of the Company during the three months ended September 30, 2009.

Nine Month Period Ended September 30, 2009

Stock based compensation:  Stock based compensation expenses were $2,053,421 and $4,710,789 for the nine months ended September 30, 2009 and 2008, respectively, due to the decreased amount of stock-based compensation for the nine month period ended September 30, 2009.

Geological exploration:  Geological exploration expenses were $nil and $1,576,819 for the nine months ended September 30, 2009 and 2008, respectively, as the Company did not undertake any geological exploration during the nine month period ended September 30, 2009.

General and administrative fees:  General and administrative expenses were $295,718 and $730,262 for the nine months ended September 30, 2009 and 2008, respectively.  This decrease was due to the decreased activity in the Company during the nine months ended September 30, 2009 due to the lack of financial resources.

Professional fees:  Professional fees were $35,987 and $208,360 for the nine months ended September 30, 2009 and 2008, respectively.  This decrease was due to the decreased activity of the Company during the nine months ended September 30, 2009.

Depreciation:  Depreciation was $68 and $11,766 for the nine months ended September 30, 2009 and 2008, respectively.

Net Loss:  Net loss was $2,385,194 and $7,237,970 for the nine months ended September 30, 2009 and 2008, respectively.  This decrease in net loss of $4,852,776 resulted primarily from a decrease in stock-based compensation expenses, geological exploration expenses, general and administrative expenses and professional fees of the Company during the nine months ended September 30, 2009.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2009.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 12, 2009, Mr. Martin Shen resigned as a director of the Company effective immediately.

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

URANIUM 308 CORP. (Registrant)
Date: November 19, 2009	By: /s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)