Form 10-K/A
period 2008-12-31
URANIUM 308 CORP.
filed 2010-03-03
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                   to

Commission File Number:          000-52476

URANIUM 308 CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1173228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2808 Cowan Circle Las Vegas, Nevada	89102 (Zip Code)
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

Summary of Proceedings Involving Lin Dong Hong

Pursuant to the closing of a share purchase agreement between Tooroibandi and MEL, dated August 23, 2007 (the “Tooroibandi Share Purchase Agreement”), MEL acquired 100% of Tooroibandi’s issued and outstanding capital.  To register the sale and purchase of 100% of the issued and outstanding capital of Tooroibandi by MEL with the Foreign Investment and Foreign Trade Agency of Mongolia (“FIFTA”) and the State Registration Office (“SRO”) in the jurisdiction of the General Department of National Taxation of Mongolia, on September 10, 2007, Mr. Anthony Tam, a director and officer of MEL, executed a power of attorney (the “POA”) authorizing Lin Dong Hong, the executive director of Tooroibandi, to sign and execute all corporate documents on behalf of MEL in Mongolia as MEL believed that Lin Dong Hong was in the best position to register the concluded transaction.

Subsequently and without the knowledge or consent of the board of directors or the shareholders of MEL, Lin Dong Hong used this POA to complete two additional registrations with FIFTA and SRO, including registrations that resulted in the dilution of MEL’s 100% ownership in the capital of Tooroibandi by 42.53% (MEL is still the registered owner of 57.47% of the issued and outstanding number of shares of Tooroibandi) as follows:

(i)
on June 9, 2008, Xinjiang Ridong Investment Mining Co. (“Xinjiang”), a Chinese company, which Lin Dong Hong either owns or represents, was registered as the owner of 20.53% of the capital of Tooroibandi; and

(ii)	on August 5, 2008, Mo Qihua was registered as the owner of 22% of the capital of Tooroibandi.

On August 7, 2008, MEL filed a claim (“MEL’s Claim”) in the Capital City Administrative Court of Mongolia (a court of first instance for administrative cases) to annul the registrations made by SRO and FIFTA at the request of Lin Dong Hong that resulted in Xinjiang acquiring 20.53% of the capital of Tooroibandi and requesting that MEL be registered as the 100% shareholder of Tooroibandi.  MEL’s Claim was based on the claim that the registrations made by Lin Dong Hong were made pursuant to illegal documents as:

(i)	MEL did not hold a shareholder’s meeting authorizing Xinjiang’s acquisition;

(ii)	MEL did not execute a shareholder’s resolution or founder’s agreement approving, Xinjiang’s acquisition;

(iii)	in accordance with Mongolia’s Civil Code Article 64, the POA granted to Lin Dong Hong was not effective to transfer MEL’s assets because it was not signed by MEL’s accountant; and

(iv)	the POA granted to Lin Dong Hong was limited to corporate matters within Lin Dong Hong’s scope as the executive director of Tooroibandi.

MEL’s Claim was suspended pending the outcome of a civil claim by Lin Dong Hong (discussed below) and has not been continued as of the date of this Form 10-K.  FIFTA has informed MEL’s authorized representatives that MEL must proceed in the Capital City Administrative Court with MEL’s Claim and receive court orders to reverse the actions taken by Lin Dong Hong.

A copy of MEL’s Claim filed with the Capital City Administrative Court of Mongolia was attached as Exhibit 99.3 to the Company’s Form 8-K filed on August 27, 2008, and is incorporated herein by reference.  The affidavit of Mr. Anthony Tam was filed in support of the MEL’s Claim and a copy of his affidavit was attached as Exhibit 99.4 to the Company’s Form 8-K filed on August 27, 2008, and is incorporated herein by reference.

Subsequent to filing MEL’s Claim, the Company and MEL learned that MEL’s percentage ownership in Tooroibandi had been further diluted on August 5, 2008, as a result of the registration of Mo Qihua as the registered owner of 22% of the capital of Tooriobandi.  As of the date of this Form 10-K, MEL has not commenced legal action to annul Mo Qihua’s registration.

On August 20, 2008, Lin Dong Hong filed a civil claim against the authorized representative of MEL in the Sukhbaatar District Court in Mongolia requesting the court to declare that the registration by Lin Dong Hong of the acquisition by MEL of 100% of Tooroibandi’s issued and outstanding capital was invalid.  To register MEL’s acquisition of Tooroibandi, on September 12, 2007, Lin Dong Hong had used the POA to file a “right transferring contract” instead of the originally executed Tooroibandi Share Purchase Agreement and Lin Dong Hong now claimed that this “right transferring contract” was invalid as:

(1)	the “right transferring contract” for Tooroibandi violated articles 56 and 64 of the Civil Code of Mongolia;

(2)	in making the “right transferring contract”, Lin Dong Hong made a deal with only himself exercising an illegal right not authorized by MEL on September 10, 2007; and

(3)
the POA issued by MEL to Lin Dong Hong authorized him only “to sign on relevant documents on behalf of the company” but Lin Dong Hong participated illegally and made the “right transferring contract” and violated the law by this act.

A translated copy of the claim filed by Lin Dong Hong was attached as Exhibit 99.1 to the Company’s Form 10-Q filed on November 14, 2008, and is incorporated herein by reference.

On November 20, 2008, the Sukhbaatar District Court dismissed Lin Dong Hong’s claim and subsequent appeals by Lin Dong Hong have also been dismissed.

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

Market Information

The Company’s Common Stock is traded on FINRA operated Over-the-Counter Bulletin Board under the symbol “URCO”.  The Company’s Common Stock commenced trading under this symbol on July 2, 2007, and previously traded under the symbol “MNGU” between March 15, 2007 and July 1, 2007 and “MTGU between December 20, 2006 and March 14, 2007.

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

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended December 31, 2008:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)	(j)
Dennis Tan(1) President, CEO and Director	1,400,000 shares	600,000 shares	600,000 shares	$1.60	Nov. 28, 2012	Nil	$	Nil	Nil	$	Nil
Anthony Tam(2) Secretary, Treasurer and Director	1,400,000 shares	600,000 shares	600,000 shares	$1.60	Nov. 28, 2012	Nil	$	Nil	Nil	$	Nil
Notes:
(1)	Mr. Tan was appointed as the President, CEO and a director of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and as the Secretary and Treasurer on September 27, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2010.

URANIUM 308 CORP. (Registrant)
By:	/s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dennis Tan Dennis Tan	President, Chief Executive Officer and Director	February 28, 2010
/s/ Anthony Tam Anthony Tam	Secretary, Treasurer and Director	February 28, 2010
/s/ Earl Abbott Earl Abbott	Director	February 28, 2010

EXHIBIT INDEX

Exhibit #		Page#

31.1	Certificate pursuant to Rule 13a-14(a).	49

31.2	Certificate pursuant to Rule 13a-14(a).	51

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	53

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	54