Form 10-Q/A
period 2009-06-30
URANIUM 308 CORP.
filed 2010-03-03
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________ to_____________

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

3.           Restatement

Subsequent to December 31, 2008, management of the Company determine that the fair value of 12,000,000 shares of common stock that were issued in connection with a Share Purchase Agreement between the Company and Mongolia Metals Limited (“MML”) for the acquisition of a 10 percent interest in MML, was understated by $14,384,928.  (See Note 7 for additional information).  The Company corrected the error by increasing the investment in affiliated company by $14,384,928 to the amount of $14,400,000 (the determined fair value of the common stock issued), and increased additional paid-in capital by the same amount as presented in the accompanying consolidated financial statements.  The impact of the adjustment increased the investment in affiliated company and additional paid-in capital by the same amount, $14,384,928, and had no impact on net (loss) and comprehensive (loss) for the periods ended June 30, 2009 and 2008.  (Loss) per share – basic and diluted for the period remained unchanged.

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

Proceedings Involving Lin Dong Hong

There have been no material developments in our wholly owned subsidiary, Mongolia Energy Limited (“MEL”), claim filed in the Capital City Administrative Court of Mongolia to reverse certain registrations made by Foreign Investment and Foreign Trade Agency of Mongolia (“FIFTA”) and the State Registration Office of Mongolia (“SRO”) at the request of Lin Dong Hong to dilute MEL’s registered ownership in Tooroibandi.  MEL’s claim was suspended and has not been continued as of the date of this Form 10-Q.

A copy of MEL’s claim filed with the Capital City Administrative Court of Mongolia was attached as Exhibit 99.3 to the Company’s Form 8-K filed on August 27, 2008, and is incorporated herein by reference.  The affidavit of Mr. Anthony Tam was filed in support of the MEL’s claim and a copy of his affidavit was attached as Exhibit 99.4 to the Company’s Form 8-K filed on August 27, 2008, and is incorporated herein by reference.  A discussion of MEL’s claim was previously disclosed in the Company’s amended Form 10-K filed on March 3, 2010 under the heading “ITEM 3. LEGAL PROCEEDINGS” and is incorporated herein by reference.

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

URANIUM 308 CORP. (Registrant)
Date: March 3, 2010	By: /s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)