Form 10-Q/A
period 2009-09-30
URANIUM 308 CORP.
filed 2010-03-03
CIK 1349777

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐Yes    ☐ No

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

ITEM 1. FINANCIAL STATEMENTS

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Consolidated Financial Statements-

Consolidated Balance Sheets as of September 30, 2009, and December 31, 2008	F-2

Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2009, and 2008,and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Consolidated Financial Statements September 30, 2009, and 2008	F-6

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