Form 10-K
period 2009-12-31
URANIUM 308 CORP.
filed 2010-04-16
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________ to

Commission File Number:           000-52476

URANIUM 308 CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1173228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2808 Cowan Circle	89102
Las Vegas, Nevada	(Zip Code)
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
☐ Yes               ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  61,894,467 shares X $0.03 per share = $1,856,834.

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
☐ Yes               ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  105,894,467 shares of common stock as of April 9, 2010.

Table of Contents

USE OF NAMES

In this annual report, the terms “Uranium 308,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Uranium 308 Corp. and its subsidiaries.

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

Corporate Development and Business

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

Employees

At present, we have no full-time employees.  Mr. Dennis Tan, our President and CEO, will devote about 90% of his time or 36 hours per week to our operations and Mr. Anthony Tam, our current Secretary and Treasurer, will devote about 50% of his time or 20 hours per week to our operations.  Effective August 1, 2007, we entered into a management agreement with Mr. Dennis Tan to provide the general services of acting as our President and CEO as well as other specific services for a period of three years in exchange for a base fee of $10,000 per month among other terms and provisions as more fully detailed in the management agreement, which is incorporated herein by reference to Exhibit 10.1 filed on our Form 10-QSB on EDGAR on August 20, 2007.  We do not have any employment agreement with Mr. Anthony Tam.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future.  There are presently no personal benefits available to our officers and directors.  Mr. Dennis Tan will handle our administrative duties.  Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our properties.

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

On September 27, 2007, the Company indirectly acquired two uranium exploration licenses identified by license numbers 12207X, effective to November 14, 2009 (which is in the process of being renewed), and 11317X effective to February 19, 2009, which has been renewed to Feb. 19, 2012, and which are owned by Tooroibandi.  License number 12207X covers 4,017 hectares of mineral property named Urt, and License number 11317X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia.  The licenses are for exploration and do not allow any permanent development on the surface.  The two licenses comprise the 196.38 sq. kilometers Janchivlan Property, which is located approximately 70 kilometers southeast of Ulaanbaatar, the capital of Mongolia.  Access to the property is via 35km of pavement and the remainder of dirt roads.  However, as of the date of this Annual Report, the Company only owns indirectly 57.47% of Tooroibandi due to the actions taken by Mr. Lin Dong Hong, a former director of the Company.  Please see “Item 3. Legal Proceedings” for more details about the actions taken by Mr. Lin Dong Hong and the legal proceedings that have transpired.

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

ITEM 4. DELETED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

We are authorized to issue 3,750,000,000 shares of common stock, at a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.  As of April 9, 2010, there are 105,894,467 shares of Common Stock issued and outstanding and no preferred shares have been issued or are outstanding.  The number of record holders of Common Stock as of April 9, 2010, is approximately 97.

Market Information

The Company’s Common Stock is traded on FINRA’s Over-the-Counter Bulletin Board under the symbol “URCO”.  The Company’s Common Stock commenced trading under this symbol on July 2, 2007, and previously traded under the symbol “MNGU” between March 15, 2007 and July 1, 2007 and “MTGU between December 20, 2006 and March 14, 2007.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2009	$0.04	$0.01
September 30, 2008	$0.05	$0.01
June 30, 2008	$0.05	$0.04
March 31, 2008	$0.05	$0.04
December 31, 2008	$0.11	$0.03
September 30, 2008	$1.00	$0.06
June 30, 2008	$1.24	$0.65
March 31, 2008	$1.75	$1.01
December 31, 2007	$3.01	$1.06

On April 9, 2010, the Company’s Common Stock closed at a price of $0.02.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders(1)	4,850,000 shares upon exercise of stock options	$1.60 per share	5,150,000 stock options
Total	4,850,000	$1.60	5,150,000

Notes:
(1)	The Company’s Board of Directors adopted a stock option plan on November 3, 2006. See below for details of this plan.

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

Recent Sales of Unregistered Securities

Not Applicable.

Purchase of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended December 31, 2009, no purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in §240.10b-18(a)(3) of Regulation S-K), of shares or other units of any class of the Company’s equity securities.

ITEM 6. SELECTED FINANCIAL DATA

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

In November, 2005, Sadru Mohamed, our former President and a former member of the Board of Directors acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through James W. McLeod, a non-affiliated third party.  Mr. McLeod staked the claim as an agent of Omega Exploration Services, Inc.  As of November 23, 2007, we forfeited our claim to this property and now focus on searching for mineral bodies containing uranium.  We intend to explore mineral properties in Mongolia and other regions, which may result in the acquisition of other entities that own certain mineral rights or exploration licenses.

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

At December 31, 2009, we had a working capital deficiency of $18,096,095, whereas at December 31, 2008, we had a working capital deficiency of $17,529,850.  At December 31, 2009, our total assets were $86,912,533 and consisted of cash and cash equivalents of $3,403, prepaid expenses and deposits of $57,882, computer and office equipment of $9,290, field equipment of $6,405, vehicle and transport assets of $4,816, mineral property assets of $72,450,000, investment in affiliated company of $14,400,000, less accumulated depreciation of $19,263 compared to assets with a value of $87,049,245 at December 31, 2008.

Results of Operation

Fiscal Year Ended December 31, 2009

Stock based compensation: Stock based compensation expenses were $2,053,421 and $5,942,842 for the fiscal years ended December 31, 2009 and 2008, respectively.

Geological exploration: Geological exploration expenses were $Nil and $1,727,150 for the fiscal years ended December 31, 2009 and 2008, respectively, as the Company did not undertake any geological exploration during the fiscal year ended December 31, 2009.

General and administrative fees: General and administrative expenses were $474,394 and $947,089 for the fiscal years ended December 31, 2009 and 2008, respectively.

Professional fees: Professional fees were $66,108 and $265,049 for the fiscal years ended December 31, 2009 and 2008, respectively. This decrease was due to the decreased activity of the Company during the fiscal year ended December 31, 2009.

Depreciation: Depreciation expenses were $91 and $16,323 for the fiscal years ended December 31, 2009 and 2008, respectively.

Net Loss: Net loss was $2,594,014 and $8,940,527 for the fiscal years ended December 31, 2009 and 2008, respectively. This decrease in net loss of $6,346,513 resulted primarily from an decrease in stock-based compensation expenses, geological exploration expenses, general and administrative expenses and professional fees of the Company during the fiscal year ended December 31, 2009.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Uranium 308 Corp.:

We have audited the accompanying consolidated balance sheets of Uranium 308 Corp. (a Nevada corporation in the exploration stage) and subsidiaries as of December 31, 2009, and 2008, and the related consolidated statements of operations and comprehensive (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009, and cumulative from inception (November 18, 2005) through December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  he Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium 308 Corp. and subsidiaries as of December 31, 2009, and 2008, and the results of their operations and their cash flows for the periods then ended, and cumulative from inception (November 18, 2005) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company is in the exploration stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 30, 2010.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2009, AND 2008 (NOTE 3) (RESTATED)

ASSETS

	2009	2008 (Restated)
Current Assets:
Cash and cash equivalents	$3,403	$28,997
Prepaid expenses and deposit	57,882	168,908

Total current assets	61,285	197,905

Property and Equipment:
Computer and office equipment	9,290	9,290
Field equipment	6,405	6,405
Vehicles	4,816	4,816

	20,511	20,511
Less - Accumulated depreciation	(19,263)	(19,171)

Net property and equipment	1,248	1,340

Other Assets:
Mineral property licenses	72,450,000	72,450,000
Investment in affiliated company - 10% equity interest	14,400,000	14,400,000

Total other assets	86,850,000	86,850,000

Total Assets	$86,912,533	$87,049,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$1,121,757	$1,118,034
Accrued liabilities	125,294	39,103
Contract payable - Mineral properties contract	14,200,000	14,200,000
Loans from stockholders	2,109,599	1,985,888
Due to related parties	600,730	384,730

Total current liabilities	18,157,380	17,727,755

Total liabilities	18,157,380	17,727,755

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001
par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000
shares authorized; 105,894,467 issued and outstanding
in 2009 and 2008, respectively	1,059	1,059
Additional paid-in capital	83,042,515	80,989,094
Donated capital	14,625	14,625
Other accumulated comprehensive income (loss)	(2,240)	23,504
(Deficit) accumulated during the exploration stage	(14,300,806)	(11,706,792)

Total stockholders' equity	68,755,153	69,321,490

Total Liabilities and Stockholders' Equity	$86,912,533	$87,049,245

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH DECEMBER 31, 2009 (NOTE 3)

			Cumulative
	Years Ended		From
	December 31,		Inception
	2009	2008 (Restated)	(Restated)

Revenues	$-	$-	$-

Expenses:
Stock-based compensation	2,053,421	5,942,842	9,171,947
Geological exploration	-	1,727,150	2,457,216
General and administrative	474,394	947,089	2,045,256
Professional fees	66,108	265,049	556,780
Depreciation	91	16,323	19,262
Donated services	-	-	9,750
Donated rent	-	-	4,875
Impairment of mineral property costs	-	-	3,542

Total general and administrative expenses	2,594,014	8,898,453	14,268,628

(Loss) from Operations	(2,594,014)	(8,898,453)	(14,268,628)

Other Income	-	(42,074)	(32,178)

Provision for income taxes	-	-	-

Net (Loss)	$(2,594,014)	$(8,940,527)	$(14,300,806)

Comprehensive (Loss):
Foreign currency translation	(25,744)	20,861	(2,240)

Total Comprehensive (Loss)	$(2,619,758)	$(8,919,666)	$(14,303,046)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.09)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	105,894,467	104,085,915

The accompanying notes to consolidated financial statement is an integral part of this consolidated statement.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008, AND CUMULATIVE
FROM INCEPTION (NOVEMBER 18, 2005) THROUGH DECEMBER 31, 2009

						(Deficit)
					Accumulated	Accumulated
			Additional		Other	During the
	Common Stock		Paid-in	Donated	Comprehensive	Exploration
Description	Shares	Amount	Capital	Capital	Income (Loss)	Stage	Total

Balance - November 18, 2005	-	$-	$-	$-	$-	$-	$-
Donated services and expenses	-	-	-	1,125	-		1,125
Common stock issued for cash	187,500,000	1,875	(1,825)	-	-	-	50
Net (loss) for the period		-	-	-	-	(24,767)	(24,767)
Balance - December 31, 2005	187,500,000	1,875	(1,825)	1,125	-	(24,767)	(23,592)
Common stock issued for cash at $0.10 per share	37,912,500	379	100,721	-	-	-	101,100
Donated services and expenses	-	-	-	9,000	-	-	9,000
Net (loss) for the period		-	-	-	-	(28,921)	(28,921)
Balance - December 31, 2006	225,412,500	2,254	98,896	10,125	-	(53,688)	57,587
Donated services and expenses	-	-	-	4,500	-	-	4,500
Common stock cancelled at par	(166,500,000)	(1,665)	1,665	-	-	-	-
Common stock issued for mineral exploration licenses	20,000,000	200	44,599,800	-	-	-	44,600,000
Common stock issued for cash at $0.50 per share	1,360,000	14	679,986	-	-	-	680,000
Common stock issued for cash at $0.75 per share	6,297,501	63	4,723,063	-	-	-	4,723,126
Common stock issued for cash at $1.00 per share	588,500	6	588,494	-	-	-	588,500
Stock-based compensation	-	-	1,175,684	-	-	-	1,175,684
Share issued for finder's fee	445,966	4	(4)	-	-	-	-
Finder's fee paid in cash	-	-	(129,750)	-	-	-	(129,750)
Contribution of additional paid-in capital	-	-	11,101	-	-	-	11,101
Foreign currency translation	-	-	-	-	2,643	-	2,643
Net (loss) for the period	-	-	-	-	-	(2,712,577)	(2,712,577)
Balance - December 31, 2007	87,604,467	876	51,748,935	14,625	2,643	(2,766,265)	49,000,814
Common stock issued for mineral exploration licenses	5,000,000	50	7,649,950	-	-	-	7,650,000
Common stock issued for mineral exploration licenses	12,000,000	120	14,399,880	-	-	-	14,400,000
Common stock issued for cash at $0.75 per share	110,000	1	82,499	-	-	-	82,500
Stock-based compensation	-	-	5,942,842	-	-	-	5,942,842
Issuance of common stock subscribed	1,180,000	12	1,179,988	-	-	-	1,180,000
Finder's fee paid in cash	-	-	(15,000)	-	-	-	(15,000)
Foreign currency translation	-	-	-	-	20,861	-	20,861
Net (loss) for the period	-	-	-	-	-	(8,940,527)	(8,940,527)
Balance - December 31, 2008	105,894,467	1,059	80,989,094	14,625	23,504	(11,706,792)	69,321,490
Stock-based compensation	-	-	2,053,421	-	-	-	2,053,421
Foreign currency translation	-	-	-	-	(25,744)	-	(25,744)
Net (loss) for the period	-	-	-	-	-	(2,594,014)	(2,594,014)
Balance - December 31, 2009	105,894,467	$1,059	$83,042,515	$14,625	$(2,240)	$(14,300,806)	$68,755,153

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005) (NOTE 3)

			Cumulative
	Years Ended		From
	December 31,		Inception
	2009	2008 (Restated)	(Restated)

Operating Activities:
Net (loss)	$(2,594,014)	$(8,940,527)	$(14,300,806)
Adjustments to reconcile net (loss) to net cash
(used in) provided by operating activities:
Depreciation	92	36,964	39,904
Donated services and rent	-	-	14,625
Impairment of mineral properties	-	-	(3,400)
Stock-based compensation	2,053,421	5,942,842	7,996,263
Loss on disposition of fixed assets	-	42,100	42,100
Changes in net liabilities-
Prepaid expenses and deposit	111,026	(48,550)	(57,882)
Accounts payable and accrued liabilities	89,914	739,905	1,247,051

Net Cash Provided by (Used in) Operating Activities	(339,561)	(2,227,266)	(5,022,145)

Investing Activities:
Purchases of property and equipment	-	-	(79,710)
Acquisition of 10 percent interest in affiliated company	-	(1,450,000)	(1,450,000)
Acquisition of mineral licenses	-	-	(4,550,142)

Net Cash (Used in) Investing Activities	-	(1,450,000)	(6,079,852)

Financing Activities:
Issuance of common stock for cash	-	82,500	7,362,061
Issuance of common stock for finder's fee	-	(15,000)	(144,750)
Issuance of common stock for ownership interest	-	1,180,000	1,180,000
Loans from stockholders	123,711	1,985,888	2,109,599
Due to related parties	216,000	297,995	600,730

Net Cash Provided by Financing Activities	339,711	3,531,383	11,107,640

Effect of Other Comprehensive Income
on Cash and Cash Equivalents	(25,744)	20,861	(2,240)

Net (Decrease) Increase in Cash and Cash Equivalents	(25,594)	(125,022)	3,403

Cash and Cash Equivalents - Beginning of Period	28,997	154,019	-

Cash and Cash Equivalents - End of Period	$3,403	$28,997	$3,403

Supplemental Disclosure of Cash Flow Information:		-
Cash paid during the period for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005) (NOTE 3)

Supplemental Disclosure of Cash Flow Information:

On September 27, 2007, the Company issued 20,000,000 shares of common stock pursuant to the Share Purchase Agreement entered into for the acquisition of two mineral exploration licenses (See Note 5). The 20,000,000 shares of common stock were valued at $44,600,000.00

On November 28, 2007, the Company granted 7,300,000 stock options to acquire alike number of shared of common stock to its Directors, consultants, and an officers with the exercise price of $1.60 per share. The fair value of the stock option is $1.53 base on Black-Scholes Option Pricing Model on the grant date, and will be vested equally over 19 months from the initial vesting date. During the year ended December 31, 2008, 2,200,000 stock options were cancelled.

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
DECEMBER 31, 2009, AND 2008

1.	Summary of Significant Accounting Policies

Basis of Presentation and Organization

Uranium 308 Corp. (“Uranium 308” or “the Company”) was incorporated in the State of Nevada on November 18, 2005, is in the exploration stage.  On July 2, 2007, the Company completed a merger with its wholly owned subsidiary, Uranium 308 Corp., which was incorporated in the State of Nevada on June 12, 2007, solely to effect a name change.  As a result, Uranium 308 changed its name from Montagu Resources Corp. to Uranium 308 Corp.  Uranium 308 initially acquired a mineral property located in the province of British Columbia, Canada, which was registered in the name of the former President of Uranium 308, who agreed to hold the claim in trust on behalf of the Company.  As of November 23, 2007, Uranium 308 forfeited its claim on such property.  On September 27, 2007, Uranium 308 completed a Share Purchase Agreement entered into between the Company, Mongolia Energy Limited (“MEL”), and all of the stockholders of MEL.  MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia.  As a result of the Share Purchase Agreement, Uranium 308 has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009, and 11317X effective to February 19, 2009, (the “Exploration Licenses”) which are owned by Tooroibandi Limited.  License number 12207X covers 4,017 hectares of mineral property named Jargalant, and license number 11317X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia.  The Exploration Licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia.  Uranium 308's common shares are listed for trading on the OTC Bulletin Board under the symbol “URCO.”

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
DECEMBER 31, 2009, AND 2008

Basic and Diluted Net Income (Loss) Per Share

Uranium 308 computes net income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” (“SFAS No. 128”).  FASB ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Uranium 308 accounts for income taxes pursuant to FASB ASC 740, “Accounting for Income Taxes.”  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

Uranium 308 estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Uranium 308 could realize in a current market exchange.  As of December 31, 2009, and 2008, the Company’s financial instruments approximated fair value to do the nature and short-term maturity of such instruments.

Concentration of Risk

Financial instruments which potentially subject Uranium 308 to concentrations of credit risk consist principally of cash.  Uranium 308 places its temporary cash investments in reputable financial institutions which are fully insured by the government in which they are located.  Financial instruments that potentially subject Uranium 308 to concentrations of credit risk consist primarily of cash in excess of federally insured amounts.  For the years ended December 31, 2009, and 2008, and cumulative from inception, Uranium 308 has not incurred a loss relating to this concentration of credit risk.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Mineral Properties and Exploration Expenses

Uranium 308 has been in the exploration stage since its formation on November 18, 2005, and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition and licensing costs are initially capitalized when incurred.  The Company assesses the carrying costs for impairment under FASB ASC 360 “Accounting for Impairment or Disposal of Long Lived Assets,” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized for depletion purposes using the units-of-production method over the estimated life of the probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Long-lived Assets

In accordance with FASB ASC 360, Uranium 308 tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

For the years ended December 31, 2009, and 2008, and cumulative from inception, no events requiring an impairment loss occurred.

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

Comprehensive Income

Uranium 308 has adopted Statement of FASB ASC 220 “Reporting Comprehensive Income” (“SFAS No. 130”).  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Foreign Currency Translation

Uranium 308's functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB ASC 830, “Foreign Currency Translation,” using the exchange rate prevailing at the balance sheet date.  Operating costs are translated using the average exchange rate prevailing during the period.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  Uranium 308 has not entered into derivative instrument transactions to offset the impact of foreign currency fluctuations.  Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Stock-based Compensation

Uranium 308 records stock based compensation in accordance with FASB ASC 718, “Share-Based Payments.” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and Directors, including stock options.  The Company had issued total of 5,100,000 stock options to its Directors and consultants as of December 31, 2009.

2.	Exploration Stage Activities and Going Concern

During the period from inception through December 31, 2009, and subsequent thereto, the Company continued its mineral property acquisition, exploration programs, and capital formation activities through the issuance of equity, debt and other contract obligations, and loans from stockholders and other related parties.

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

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of December 31, 2009, Uranium 308 had accumulated losses since inception of $14,300,806.  These and other factors raise substantial doubt regarding Uranium 308's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Uranium 308 be unable to continue as a going concern.

3.	Restatement

Subsequent to December 31, 2008, management of the Company determine that the fair value of 12,000,000 shares of common stock that were issued in connection with a Share Purchase Agreement between the Company and Mongolia Metals Limited (“MML”) for the acquisition of a 10 percent interest in MML, was understated by $14,384,928.  (See Note 7 for additional information).  The Company corrected the error by increasing the investment in affiliated company by $14,384,928 to the amount of $14,400,000 (the determined fair value of the common stock issued), and increased additional paid-in capital by the same amount as presented in the accompanying consolidated financial statements.  The impact of the adjustment increased the investment in affiliated company and additional paid-in capital by the same amount, $14,384,928, and had no impact on net (loss) and comprehensive (loss) for the periods ended December 31, 2009, and 2008.  (Loss) per share – basic and diluted for the period remained unchanged.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

4.	Related Party Transactions

For the period ended June 30, 2007, Uranium 308 recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of Uranium 308.  The donated services and rent were terminated as of July 1, 2007.

As of December 31, 2009, Uranium 308 was indebted to a related-party company in the amount of $600,730 (December 31, 2008 - $384,730), which is non-interest bearing, unsecured, and due upon demand.

For the year ended December 31, 2009, the Company paid Mr. Dennis Tan, the president and CEO of Uranium 308, $60,000, and as of December 31, 2009, owed him $230,000, as consulting fees payable (included in accounts payable-trade in the accompanying consolidated balance sheets) in accordance with the Consulting Agreement between Dennis Tan and Uranium 308, dated July 24, 2007.

For the year ended December 31, 2009, the Company paid Mr. Michael Tan, the brother of the president and CEO of Uranium 308, $48,000, and as of December 31, 2009, owed him $184,000, as consulting fees payable (included in accounts payable-trade in the accompanying consolidated balance sheets) in accordance with the Consulting Agreement between Michael Tan and Uranium 308, dated July 24, 2007.

5.	Loans from Stockholders

As of December 31, 2009, Uranium 308 had received a total of $2,109,599 (December 31, 2008 – $1,985,888) as loans from three stockholders.  The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

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
DECEMBER 31, 2009, AND 2008

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

On January 15, 2008, Uranium 308 entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi Limited (the “Subsidiary”), whereby Uranium 308 has agreed to provide the consideration on behalf of the Subsidiary for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property), and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property) (collectively, the “Licenses”), which Licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien, and Binder Sum of Khentii Province of Mongolia in exchange for 10,000,000 shares of common stock of Uranium 308 and $8,000,000 in cash in accordance with the terms and conditions of the Asset Purchase Agreement.  On January 22, 2008, Uranium 308 issued 5,000,000 shares of common stock to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between Uranium 308, Success Start, and Uranium 308’s subsidiary, Tooroibandi Limited.  The cash and stock value of the Share Purchase Agreement were $8,000,000, and $15,300,000, respectively, and were attributable to the acquisition of the mineral property licenses described above.  As of December 31, 2009, the Company owed $14,200,000 (consisting of $7,650,000 as the value related to 5,000,000 shares of common stock remaining to be issued, and $6,550,000 in cash due) to Success Start in connection with the Asset Purchase Agreement.

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
DECEMBER 31, 2009, AND 2008

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
DECEMBER 31, 2009, AND 2008

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
DECEMBER 31, 2009, AND 2008

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

As of December 31, 2009, total issued and outstanding shares of common stock increased to 105,894,467 shares.

9.	Stock-based Compensation

During the years ended December 31, 2009 and 2008, the amounts of $2,053,421 and $5,942,842, respectively, of stock option compensation expense were recognized under the Stock-based Compensation Plan.

During the year ended December 31, 2007, 7,300,000 stock options were granted under the Stock-based Compensation Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 6,500,000 were issued to Directors and 800,000 were issued to consultants and an officer.  The Optionee shall have the initial vested right to purchase an aggregate of up to five percent of the Option Shares on November 28, 2007, and the Optionee’s remaining right to purchase an aggregate of up to the remaining 95 percent of the Option Shares under the Option shall only vest in equal monthly proportions over a period of 19 months from the Initial Vesting Date.  During the year ended December 31, 2008, 2,200,000 stock options were cancelled because one director resigned and one consultant terminated his contract with the Company.  During the year ended December 31, 2009, 250,000 stock options were cancelled because one director resigned.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

A summary of Uranium 308’s stock option activities is presented below:

Options Outstanding	Directors	Consultants	Total	Option Price	Value

Balance - December 31, 2007	6,500,000	800,000	7,300,000	$1.60	$1.53

Stock Options Cancelled	(2,000,000)	(200,000)	(2,200,000)	1.60	1.53

Balance - December 31, 2008	4,500,000	600,000	5,100,000	$1.60	$1.53

Stock Option Issued	-	-	-	1.60	1.53

Stock Option Cancelled	(250,000)	-	(250,000)	1.60	1.53

Balance - December 31, 2009	4,250,000	600,000	4,850,000	$1.60	$1.53

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

10.	Appointment of Additional Directors and Officers

On November 7, 2007, Uranium 308 appointed Mr. David Lorge as Vice President of Exploration.

On November 28, 2007, Uranium 308 increased the Board of Directors by two, and appointed Mr. Chris Metcalf and Mr. Martin Shen as Directors.

On February 20, 2008, Uranium 308 increased the Board of Directors by one, and appointed Mr. Earl Abbott as a Director of Uranium 308.

Effective July 18, 2008, Mr. Lin Dong Hong resigned as a Director of the Company.  On August 13, 2008, the Board of Directors of the Company accepted the resignation of Mr. Lin Dong Hong.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On July 17, 2009, Mr. Chris Metcalf resigned as a Director of Uranium 308 Corp.

On November 12, 2009, Mr. Martin Shen resigned as a Director of Uranium 308 Corp.

11.	Income Taxes

Potential benefits of income tax losses are not recognized by the Company until realization is more likely than not.  Uranium 308 has net operating losses of $14,300,806 which begin to expire in 2029.  Pursuant to FASB ASC 740, Uranium 308 is required to compute deferred tax asset benefits for net operating losses carried forward.  The potential benefit of net operating losses has not been recognized in these financial statements because Uranium 308 cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

For the years ended December 31, 2009, and 2008, the provision for income taxes consisted of the following (assuming an effective tax rate of 15 percent):

	Years Ended
	December 31,
	2009	2008
Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$389,102	$331,695
Change in valuation allowance	(389,102)	(331,695)
Total deferred tax provision	$-	$-

As of December 31, 2009, and 2008, deferred tax assets consisted of the following:

	2009	2008
Loss carryforwards	$2,145,121	$1,756,019
Less - Valuation allowance	(2,145,121)	(1,756,019)
Total net deferred tax assets	$-	$-

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the four Tin Exploration Licensees (License Numbers 13061X, 13062X, 13063X, and 13064X) received by HKMML through the Share Purchase Agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the Exploration Licenses (License Numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for Uranium 308 and MEL to enter into such Share Purchase Agreement.  The Tin Exploration Licenses were determined to be located completely within the boundaries of the two Exploration Licenses held by Tooroibandi.  The Board of Directors is currently evaluating the position of the Company under the terms of the Share Purchase Agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML.  As of March 29, 2009, the matter is still pending before the Board of Directors of the Company.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

13.	Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 160, (FASB ASC 810-10) “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 (FASB ASC 810-10) establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 (FASB ASC 810-10) clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 (FASB ASC 810-10) also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 (FASB ASC 810-10) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.”  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

14.	Subsequent Event

As a result of the resignation of Mr. Martin Shen as a Director of the Company, on February 12, 2010, 250,000 stock options were cancelled.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Davis Accounting Group, P.C., of 1957 West Royal Hunte Drive, Suite 150, Cedar City, Utah 84720 is the principal independent accountant for the Company.  During the Company’s two most recent fiscal years, the Company has not changed its principal independent accountant.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2009.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Company and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company and our consolidated subsidiaries that could have a material effect on the financial statements.

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

As of December 31, 2009 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 31, 2010:

Name	Age	Positions and Offices Held
Dennis Tan(1)	39	President, Chief Executive Officer and director
Anthony Tam(2)	51	Secretary, Treasurer and a Director
David Lorge(3)	63	Vice President of Exploration
Earl Abbott(4)	68	Director
Notes:
(1)	Mr. Tan was appointed as a director and appointed the President and CEO of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and appointed as the Secretary and Treasurer on September 27, 2007.
(3)	Mr. Lorge was appointed Vice President of Exploration of the Company on November 7, 2007.
(4)	Dr. Abbott was appointed as a director of the Company on February 20, 2008.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

Dennis Tan (age 39) has been our President, CEO and a director of the Company since June 11, 2007.  Mr. Tan was the Manager of Technical Operations and Support for 5G Wireless Communications in Singapore from June, 2001, to September, 2002.  He was closely involved in the early implementation of commercial wireless Internet access networks and has assisted in the design of several wireless network projects, including hotels and convention centers. He also has extensive experience in testing, debugging and maintaining fully operational network systems.  From December, 2003, to October, 2005, Mr. Tan joined Nex Connectivity Solutions Inc. as the Chief Technology Officer.  In November, 2005, until December, 2006, Mr. Tan ventured into the mining industry where he was employed by Magnus International Resources Inc. (OTCBB: MGNU) to manage its China Head Office and its various projects all over China.  From January, 2007, to present, Mr. Tan has been the President of Nex Connectivity Solutions Inc.  Mr. Tan graduated from Simon Fraser University with a BA in Economics in 1996.  Mr. Tan also holds a post-graduate qualification from the Information Technology Institute in Vancouver, British Columbia, which he received in 2001.  Mr. Tan is not an officer or director of any other reporting issuer at this time.

Anthony Tam (age 51) has been our Secretary, Treasurer and a director of the Company since September 27, 2007.  Mr. Tam is an engineer and chartered accountant with more than 25 years of experience in the mining industry.  Mr. Tam worked as general manager for Denstone Minerals Ltd. (a Canadian company specializing in mineral investment in China) and was also President and director of Galactic Resources (China) Ltd. and Can-Pacific Rare Earths & Metal Co. (both were wholly owned subsidiaries of Galactic Resources Ltd.).  Prior to this, Mr. Tam was the financial controller of E & B Exploration and Mascot Goldmine Ltd. in Vancouver, BC.  Mr. Tam has received a B.Sc. in Engineering from Queen's University in Kingston, Ontario (1971), a B.Sc. in Mining Engineering from Queen's (1973), and he is a Chartered Accountant (University of British Columbia, 1978).  He has special expertise in negotiating joint ventures and conducting initial geological and engineering assessments of mineral properties.

David Lorge (age 63) has been our Vice President of Exploration since November 7, 2007.  Mr. Lorge has been a practicing geologist for 28 years and has wide experience in minerals, coal, and geothermal exploration and development with 15 major and 19 junior companies.  Major firms have included some of the leading names in mineral exploration, including Newmont Exploration, Ltd., Cominco American, Inc. and Teck Resources, Inc.  Mr. Lorge has designed and conducted exploration and development programs using geological, geochemical, and geophysical techniques in China, United States, Canada, Mongolia, Peru, and Ghana.  Mr. Lorge has conducted over fifty drilling programs of auger, conventional, reverse-circulation, and diamond-core drilling and has multiple successes in discovering, defining and expanding mineralization in North America, Asia and Africa.  Mr. Lorge received a B.Sc. degree in Geological Engineering in 1979 from the Missouri School of Mines at the University of Missouri, Rolla.  His course of study emphasized geology, exploration techniques, and mineral development and included graduate level courses in geology.  Mr. Lorge’s professional affiliations include: Society of Economic Geologist (Fellow) and membership in the Society of Mining, Metallurgy, the Geological Society of Nevada, the Northwest Mining Association, and the Nevada Petroleum Society.

Dr. Earl W. Abbott (age 68) has been a director of the Company since February 20, 2008.  In February of 2008, Dr. Abbott was appointed as a director of USA Uranium Corp. and its director of mining operations.  In May, 2007, Dr. Abbott was appointed as a director of Desert Gold Ventures Inc. From March, 2004, to present, Dr. Abbott has been the President, Chief Executive Officer and Director of Tornado Gold International Corporation.  Dr. Abbott resigned as the Chief Financial Officer of Tornado Gold in March, 2006.  Dr. Abbott is a senior geologist with 33 years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica.  From 2003, to December 1, 2006, Dr. Abbott was the President of Big Bar Gold Corp., a company reporting on a Canadian exchange, and he continues to serve as a director.  From 2005, to December 1, 2006, Dr. Abbott served as president of AAA Minerals, which later became AAA Energy, a company reporting on a U.S. exchange, and he continues to serve as a director.  From 1999, to present, Dr. Abbott has served as the president of King Midas Resources Ltd., a private Canadian company he founded, which has acquired U.S. and Mexican gold properties.  From 1982, to the present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs.  Dr. Abbott is a member of the American Institute of Professional Geologists and a past president of its Nevada section.  He is also a Certified Professional Geologist and a member of the Geological Society of Nevada (and its past president).  In addition, Dr. Abbott is a member of the Society of Mining Engineers of American Institute of Mining, Metallurgical and Petroleum; the Denver Region Exploration Geologists Society (and its past president); and the Nevada Petroleum Society (and its past president).  Dr. Abbott earned his Ph.D. in Geology in 1972 and his Master of Arts in Geology in 1971 from Rice University, Houston, Texas.  Dr. Abbott earned his Bachelor of Arts degree in Geology in 1965 from San Jose State College, San Jose, California.  Except as otherwise stated, Dr. Abbott is not an officer or director of any other reporting company.

Involvement in Certain Legal Proceedings

Other than as described under “Item 3. Legal Proceedings” above with respect to Mr. Lin Dong Hong, we are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC.  Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective March 9, 2007, our Company's Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our Company's President (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Audit Committee

At the present time, the Company’s audit committee consists of all the members of our Board of Directors (Messrs. Dennis Tan, Anthony Tam and Earl Abbott).  Mr. Abbott is the sole independent member of this committee.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an audit committee financial expert.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Nomination Committee

At the present time, we do not have a nomination committee.  We intend to adopt a nomination committee in the future.

When evaluating director nominees, our directors consider the following factors:

•	the appropriate size of our Board of Directors;
•	our needs with respect to the particular talents and experience of our directors;
•
the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	experience in political affairs;
•	experience with accounting rules and practices; and
•	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders.  In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service.  Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the Board are polled for suggestions as to individuals meeting the criteria described above.  The Board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

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

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed December 31, 2009, 2008 and 2007:

Name and principal position	Year	Salary ($)		Bonus ($)		Stock awards ($)		Option awards ($)		Nonequity incentive plan compensation ($)		Nonqualified deferred compensation earnings ($)		All other compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)		(j)
Dennis Tan(1)	2009	$60,000		$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$60,000
President, CEO	2008	$10,000		$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$10,000
and Director	2007	$50,000		$	Nil	$	Nil		$140,000	$	Nil	$	Nil	$	Nil	$190,000

Anthony Tam(2)	2009	96,000	(3)	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	96,000
Secretary, Treasurer	2008	$96,000	(3)	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$96,000
and Director	2007	$69,000	(3)	$	Nil	$	Nil		$140,000	$	Nil	$	Nil	$	Nil	$209,000
Notes:
(1)	Mr. Tan was appointed as the President, CEO and a director of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and as the Secretary and Treasurer on September 27, 2007.
(3)	Mr. Tam provides his services to the Company as a consultant, and therefore, the $96,000 in 2009 and 2008 and the $69,000 in 2007 was paid as a consulting fee and not as salary.

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

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended December 31, 2009:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)	(j)
Dennis Tan(1) President, CEO and Director	2,000,000 shares	Nil	Nil	$1.60	Nov. 28, 2012	Nil	$	Nil	Nil	$	Nil
Anthony Tam(2) Secretary, Treasurer and Director	2,000,000 shares	Nil	Nil	$1.60	Nov. 28, 2012	Nil	$	Nil	Nil	$	Nil

Notes:
(1)	Mr. Tan was appointed as the President, CEO and a director of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and as the Secretary and Treasurer on September 27, 2007.

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

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2009 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dennis Tan(1)	See above	See above	See above	See above	See above	See above	See above
Anthony Tam(2)	See above	See above	See above	See above	See above	See above	See above
Martin Shen(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chris Metcalf(4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Earl Abbott(5)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)	Mr. Tan was appointed as a director and appointed the President and CEO of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and appointed as the Secretary and Treasurer on September 27, 2007.
(3)	Mr. Shen was appointed a director of the Company on November 28, 2007 and resigned as a director on November 12, 2009.
(4)	Mr. Metcalf was appointed as a director of the Company on November 28, 2007 and resigned as a director on July 17, 2009.
(5)	Dr. Abbott was appointed as a director of the Company on February 20, 2008.

Narrative Disclosure to the Director Compensation Table

On November 28, 2007, the Board of Directors adopted a stock option and incentive plan and granted in aggregate 4,000,000 stock options to the following current directors:  Dennis Tan – 2,000,000; and Anthony Tam – 2,000,000.  The stock options have an exercise price of $1.60 per share and an expiry date of five years from the date of grant.  The stock options have vesting provisions of 5% on the date of grant and 5% on the last day of each month thereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 9, 2010 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 105,894,467 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *		Percent of Common Stock(1)

Mongolia Metals Limited c/o Unit C & B 8th Floor 4 Hennessy Road Sincere Insurance Bldg. Hong Kong, Hong Kong	Shareholder	12,000,000	(2)	11.3%

Dennis Tan 201 Makiling Street Ayala Alabang Village Muntinlupa City, Philippines	President and Chief Executive Officer	18,000,000	(3)	16.7%

Anthony Tam 701 Albon Plaza 2-6 Granville Road, Tstim Sha Tsui Kowloon, Hong Kong	Secretary, Treasurer and Director	3,000,000	(4)	2.8%

Lin Dong Hong Bayangol 5 Khoroo 10 Rhoroolol, 48A-04 Ulaanbaatar, Mongolia	Shareholder and former director	15,000,000	(5)	14.2%

David Lorge 285 Sandia Drive Fernley, NV 89408	Vice President of Operations	250,000	(6)	(*)

Earl Abbott 8600 Technology Way, Suite 118, Reno, NV 89521	Director	Nil		Nil

Directors and Officers as a group (4 persons)		21,250,000	(7)	19.3%

Notes:
(*)	Indicates less than 1%.
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

(2)	This figure includes 12,000,000 shares held directly by Mongolia Metals Limited.
(3)	This figure includes 16,000,000 shares held directly by Dennis Tan and 2,000,000 stock options which have already vested as of the Determination Date.
(4)	This figure includes 1,000,000 shares held directly by Anthony Tam and 2,000,000 stock options which have already vested as of the Determination Date.
(5)	This figure includes 15,000,000 shares held directly by Lin Dong Hong.
(6)	This figure includes 250,000 stock options which have already vested as of the Determination Date.
(7)	This figure includes 17,000,000 shares owned directly by directors and executive officers as well as 4,250,000 stock options with have already vested as of the Determination Date.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no transactions, since the beginning of the Company’s fiscal year ended December 31, 2009, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest except as follows:

Effective August 1, 2007, the Company entered into a three-year consulting services agreement with Mr. Dennis Tan whereby Mr. Tan is to serve as the President and CEO of the Company.  The agreement shall automatically renew for subsequent two-year periods unless notice not to renew is given by either party at least 90 calendar days prior to the end of the term.  Terms of the agreement call for payments of a base fee of US$10,000 per month as compensation for services as President and CEO.  This base fee shall be renegotiated annually.  For the year ended December 31, 2009, the Company paid Mr. Dennis Tan $60,000, and the Company has accrued $230,000 to him.

Effective August 1, 2007, the Company entered into a five-year consulting services agreement with Mr. Michael Tan whereby Mr. Tan is to provide services in the area of corporate finance and development strategy designed to assist the Company in its business development.  The agreement shall not automatically renew at the end of the term.  Terms of the agreement call for payments of a fee of US$8,000 per month as compensation for services.  As at December 31, 2009, Mr. Michael Tan had received $48,000 in consulting fees, and the Company has accrued $184,000 to him.

As at December 31, 2009, the Company has received shareholder loans in the amount of $2,109,599 which do not bear interest and have no set terms of repayment other than being due on demand.

Director Independence

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “OTCBB”).  The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, we currently have one of our three directors that would qualify as an independent director under the definition in the AMEX Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2009, and 2008.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2009	12,000	21,000	Nil	Nil
2008	$12,000	$21,000	$ Nil	$ Nil
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation.
3.2(1)	Bylaws.
3.3(2)	Certificate of Change filed with the Secretary of State of Nevada filed and effective on March 15, 2007. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2007).
3.4(3)	Articles of Merger filed with the Secretary of State of Nevada on June 19, 2007 and which is effective July 2, 2007.
3.5(3)	Certificate of Change filed with the Secretary of State of Nevada on June 19, 2007 and which is effective July 2, 2007.
10.1(4)	Management Agreement between Uranium 308 Corp. and Dennis Tan, dated July 24, 2007
10.2(5)	Share Purchase Agreement between Uranium 308 Corp., Mongolia Energy Limited and all the shareholders of Mongolia Energy Limited, dated September 21, 2007.
10.3(5)	Share Purchase Agreement between Mongolia Energy Limited, Tooroibandi Limited and Mr. Lin Dong Hong, dated August 23, 2007.
10.4(6)	Asset Purchase Agreement between Uranium 308 Corp., Success Start Energy Investment Co. and Tooroibandi Limited, dated January 15, 2008.
10.5(7)	Share Purchase Agreement between Uranium 308 Corp., Mongolia Energy Limited, Tooroibandi Limited, Mongolia Metals Limited and Hong Kong Mongolia Metals Limited, dated January 28, 2008.
14.1(8)	Code of Ethics.
21(11)	List of Subsidiaries.
31.1	Certificate pursuant to Rule 13a-14(a).
31.2	Certificate pursuant to Rule 13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. Section 1350.
32.2	Certificate pursuant to 18 U.S.C. Section 1350.
99.1(9)	August 7, 2008 letter to State Registration Office of Mongolia
99.2(9)	August 7, 2008 letter to Foreign Investment and Foreign Trade Authority of Mongolia
99.3(9)	Claim filed with the Capital City Administrative Court, dated August 7, 2008, by Mongolia Energy Limited against the Foreign Trade Authority of Mongolia and the State Registration Office of Mongolia.
99.4(9)	Affidavit of Anthony Tam
99.5(10)	Claim filed by Lin Dong Hong against Mongolia Energy Limited on August 20, 2008
99.6(10)	Judge’s Directive, dated August 27, 2008

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on February 23, 2006, and incorporated herein by reference
(2)	Previously filed as an exhibit to our Form 8-K filed on March 15, 2007, and incorporated herein by reference.
(3)	Previously filed as an exhibit to our Form 8-K filed on July 5, 2007, and incorporated herein by reference.
(4)	Previously filed as an exhibit to our Form 10-QSB filed on August 20, 2007, and incorporated herein by reference.
(5)	Previously filed as an exhibit to our Form 8-K filed on October 1, 2007, and incorporated herein by reference.

(6)	Previously filed as an exhibit to our Form 8-K filed on January 22, 2008, and incorporated herein by reference.
(7)	Previously filed as an exhibit to our Form 8-K filed on February 6, 2008, and incorporated herein by reference.
(8)	Previously filed as an exhibit to our Form 10-KSB filed on April 12, 2007, and incorporated herein by reference.
(9)	Previously filed as an exhibit to our Form 8-K filed on August 27, 2008, and are incorporated herein by reference
(10)	Previously filed as an exhibit to our Form 10-Q filed on November 14, 2008, and incorporated herein by reference.
(11)	Previously filed as an exhibit to our Form 10-K filed on April, 15, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2010.

URANIUM 308 CORP.
(Registrant)
By: /s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Tan	President, Chief Executive Officer	April 15, 2010
Dennis Tan	and Director

/s/ Anthony Tam	Secretary, Treasurer and Director	April 15, 2010
Anthony Tam

/s/ Earl Abbott	Director	April 15, 2010
Earl Abbott

EXHIBIT INDEX

Exhibit #		Page#

31.1	Certificate pursuant to Rule 13a-14(a).	43

31.2	Certificate pursuant to Rule 13a-14(a).	45

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	47

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	48