Form 10-Q
period 2010-03-31
URANIUM 308 CORP.
filed 2010-05-17
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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
☐ Yes                         ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2010
Common stock, $0.00001 par value	105,894,467

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

ITEM 1. FINANCIAL STATEMENTS

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTES 2 AND 3)
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009
(Unaudited)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$588	$3,403
Prepaid expenses and deposit	57,882	57,882
Total current assets	58,470	61,285
Property and Equipment:
Computer and office equipment	9,290	9,290
Field equipment	6,405	6,405
Vehicles	4,816	4,816
	20,511	20,511
Less - Accumulated depreciation	(19,285)	(19,263)
Net property and equipment	1,226	1,248
Other Assets:
Mineral property licenses	72,450,000	72,450,000
Investment in affiliated company - 10% equity interest	14,400,000	14,400,000
Total other assets	86,850,000	86,850,000
Total Assets	$86,909,696	$86,912,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$1,129,023	$1,121,757
Accrued liabilities	114,988	125,294
Contract payable - Mineral properties contract	14,200,000	14,200,000
Loans from stockholders	2,126,099	2,109,599
Due to related parties	654,730	600,730
Total current liabilities	18,224,840	18,157,380
Total liabilities	18,224,840	18,157,380
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000 shares authorized; 105,894,467 issued and outstanding	1,059	1,059
Additional paid-in capital	83,042,515	83,042,515
Donated capital	14,625	14,625
Other accumulated comprehensive (loss)	(5,188)	(2,240)
(Deficit) accumulated during the exploration stage	(14,368,155)	(14,300,806)
Total stockholders' equity	68,684,856	68,755,153
Total Liabilities and Stockholders' Equity	$86,909,696	$86,912,533

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTES 2 AND 3)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH MARCH 31, 2010
(Unaudited)

			Cumulative
	Three months Ended		From Inception
	March 31,		Through
	2010	2009	March 31, 2010

Revenues	$-	$-	$-
Expenses:
Stock-based compensation	-	1,232,053	9,171,947
Geological exploration	-	-	2,457,216
General and administrative	58,492	106,378	2,103,747
Professional fees	8,835	6,500	565,615
Depreciation	22	23	19,285
Donated services	-	-	9,750
Donated rent	-	-	4,875
Impairment of mineral property costs	-	-	3,542
Total general and administrative expenses	67,349	1,344,954	14,335,977
(Loss) from Operations	(67,349)	(1,344,954)	(14,335,977)
Other Income	-	-	(32,178)
Provision for income taxes	-	-	-
Net (Loss)	$(67,349)	$(1,344,954)	$(14,368,155)
Comprehensive (Loss):
Foreign currency translation	(2,948)	(8,630)	(5,188)
Total Comprehensive (Loss)	$(70,297)	$(1,353,584)	$(14,373,343)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	105,894,467	105,894,467

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTES 2 AND 3)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH MARCH 31, 2010
(Unaudited)

			Cumulative
	Three Months Ended		From Inception
	March 31,		Through
	2010	2009	March 31, 2010
Operating Activities:
Net (loss)	$(67,349)	$(1,344,954)	$(14,368,155)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	22	23	39,927
Donated services and rent	-	-	14,625
Impairment of mineral properties	-	-	(3,400)
Stock-based compensation	-	1,232,053	7,996,262
Loss on disposition of fixed assets	-	-	42,100
Changes in net liabilities-
Prepaid expenses and deposit	-	10,076	(57,882)
Accounts payable and accrued liabilities	(3,040)	675	1,244,011
Net Cash (Used in) Operating Activities	(70,367)	(102,127)	(5,092,512)
Investing Activities:
Purchases of property and equipment	-	-	(79,710)
Acquisition of 10 percent interest in affiliated company	-	-	(1,450,000)
Acquisition of mineral licenses	-	-	(4,550,142)
Net Cash (Used in) Investing Activities	-	-	(6,079,852)
Financing Activities:
Issuance of common stock for cash	-	-	7,362,061
Issuance of common stock for finder's fee	-	-	(144,750)
Issuance of common stock for ownership interest	-	-	1,180,000
Loans from stockholders	16,500	30,549	2,126,099
Due to related parties	54,000	54,000	654,730
Net Cash Provided by Financing Activities	70,500	84,549	11,178,140
Effect of Other Comprehensive Income on Cash and Cash Equivalents	(2,948)	(8,630)	(5,188)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,815)	(26,208)	588
Cash and Cash Equivalents - Beginning of Period	3,403	28,997	-
Cash and Cash Equivalents - End of Period	$588	$2,789	$588

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTES 2 AND 3)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH MARCH 31, 2010
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
MARCH 31, 2010, AND 2009
(Unaudited)

1.           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Uranium 308 Corp. (“Uranium 308” or “the Company”) was incorporated in the State of Nevada on November 18, 2005, and is in the exploration stage.  On July 2, 2007, the Company completed a merger with its wholly owned subsidiary, Uranium 308 Corp., which was incorporated in the State of Nevada on June 12, 2007, solely to effect a name change.  As a result, Uranium 308 changed its name from Montagu Resources Corp. to Uranium 308 Corp.  Uranium 308 initially acquired a mineral property located in the province of British Columbia, Canada, which was registered in the name of the former President of Uranium 308, who agreed to hold the claim in trust on behalf of the Company.  As of November 23, 2007, Uranium 308 forfeited its claim on such property.  On September 27, 2007, Uranium 308 completed a Share Purchase Agreement entered into between the Company, Mongolia Energy Limited (“MEL”), and all of the stockholders of MEL.  MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia.  As a result of the Share Purchase Agreement, Uranium 308 has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009, and 11317X effective to February 19, 2009, (the “Exploration Licenses”) which are owned by Tooroibandi Limited.  License number 12207X covers 4,017 hectares of mineral property named Jargalant, and license number 11317X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia.  The Exploration Licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia.  Uranium 308's common shares are listed for trading on the OTC Bulletin Board under the symbol “URCO.”

Unaudited Interim Consolidated Financial Statements

The consolidated interim financial statements of Uranium 308 as of March 31, 2010, and December 31, 2009, and for the three months ended March 31, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2010, and December 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC for additional information, including significant accounting policies.  The accompanying consolidated financial statements have been prepared from the books of accounts of the Company and its subsidiaries under the accrual method of accounting.

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
MARCH 31, 2010, AND 2009
(Unaudited)

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

   Fair Value of Financial Instruments

Uranium 308 estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Uranium 308 could realize in a current market exchange.  As of March 31, 2010, and December 31, 2009, the Company’s financial instruments approximated fair value to do the nature and short-term maturity of such instruments.

   Concentration of Risk

Financial instruments which potentially subject Uranium 308 to concentrations of credit risk consist principally of cash.  Uranium 308 places its temporary cash investments in reputable financial institutions which are fully insured by the government in which they are located.  Financial instruments that potentially subject Uranium 308 to concentrations of credit risk consist primarily of cash in excess of federally insured amounts.  For the three months ended March 31, 2010, and 2009, and cumulative from inception, Uranium 308 has not incurred a loss relating to this concentration of credit risk.

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
MARCH 31, 2010, AND 2009
(Unaudited)

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

For the three months ended March 31, 2010, and 2009, and cumulative from inception, no events requiring an impairment loss occurred.

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
MARCH 31, 2010, AND 2009
(Unaudited)

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

   Stock-based Compensation

Uranium 308 records stock based compensation in accordance with FASB ASC 718, “Share-Based Payments.” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and Directors, including stock options.  The Company has issued a total of 4,600,000 stock options to its Directors and consultants through March 31, 2010.

2.           Exploration Stage Activities and Going Concern

During the period from inception through March 31, 2010, and subsequent thereto, the Company continued its mineral property acquisition, exploration programs, and capital formation activities through the issuance of equity, debt and other contract obligations, and loans from stockholders and other related parties.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of March 31, 2010, Uranium 308 had accumulated losses since inception of $14,368,155.  These and other factors raise substantial doubt regarding Uranium 308's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Uranium 308 be unable to continue as a going concern.

3.           Restatement

Subsequent to December 31, 2008, management of the Company determine that the fair value of 12,000,000 shares of common stock that were issued in connection with a Share Purchase Agreement between the Company and Mongolia Metals Limited (“MML”) for the acquisition of a 10 percent interest in MML, was understated by $14,384,928.  (See Note 7 for additional information).  The Company corrected the error by increasing the investment in said affiliated company by $14,384,928 to the amount of $14,400,000 (the determined fair value of the common stock issued), and increased additional paid-in capital by the same amount as presented in the accompanying consolidated financial statements.  The impact of the adjustment increased the investment in said affiliated company and additional paid-in capital by the same amount, $14,384,928, and had no impact on net (loss) and comprehensive (loss) for the periods ended March 31, 2010, and 2009.  (Loss) per share – basic and diluted for the period remained unchanged.

4.           Related Party Transactions

For the period ended June 30, 2007, Uranium 308 recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of Uranium 308.  The donated services and rent were terminated as of July 1, 2007.

As of March 31, 2010, Uranium 308 was indebted to a related-party company in the amount of $654,730 (December 31, 2009 - $600,730), which is non-interest bearing, unsecured, and due upon demand.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

For the three months ended March 31, 2010, the Company paid Mr. Dennis Tan, the president and CEO of Uranium 308, $60,000, and as of December 31, 2009, owed him $260,000, as consulting fees payable (included in accounts payable-trade in the accompanying consolidated balance sheets) in accordance with the Consulting Agreement between Dennis Tan and Uranium 308, dated July 24, 2007.

For the three months ended March 31, 2010, the Company paid Mr. Michael Tan, the brother of the president and CEO of Uranium 308, $48,000, and as of March 31, 2010, owed him $208,000, as consulting fees payable (included in accounts payable-trade in the accompanying consolidated balance sheets) in accordance with the Consulting Agreement between Michael Tan and Uranium 308, dated July 24, 2007.

5.           Loans from Stockholders

As of March 31, 2010, Uranium 308 had received a total of $2,126,099 (December 31, 2009 – $2,109,599) as loans from three stockholders.  The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

On January 15, 2008, Uranium 308 entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi Limited (the “Subsidiary”), whereby Uranium 308 has agreed to provide the consideration on behalf of the Subsidiary for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property), and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property) (collectively, the “Licenses”), which Licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien, and Binder Sum of Khentii Province of Mongolia in exchange for 10,000,000 shares of common stock of Uranium 308, and $8,000,000 in cash in accordance with the terms and conditions of the Asset Purchase Agreement.  On January 22, 2008, Uranium 308 issued 5,000,000 shares of common stock to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between Uranium 308, Success Start, and Uranium 308’s subsidiary, Tooroibandi Limited.  The cash and stock value of the Share Purchase Agreement were $8,000,000, and $15,300,000, respectively, and were attributable to the acquisition of the mineral property licenses described above.  As of March 31, 2010, the Company owed $14,200,000 (consisting of $7,650,000 as the value related to 5,000,000 shares of common stock remaining to be issued, and $6,550,000 in cash due) to Success Start in connection with the Asset Purchase Agreement.

7.           Purchase of 10 Percent Interest in Affiliated Company

On January 28, 2008, Uranium 308 entered into a share purchase agreement (the “Share Purchase Agreement”) with Mongolia Energy Limited (“MEL”), a subsidiary of Uranium 308, Tooroibandi Limited (“Tooroibandi”), a subsidiary of Uranium 308, Mongolia Metals Limited (“MML”), a company organized under the laws of the British Virgin Islands, and Hong Kong Mongolia Metals Limited (“HKMML”), a company organized under the laws of Mongolia and a wholly owned subsidiary of MML, whereby Uranium 308 agreed to issue 12,000,000 shares of common stock of Uranium 308 with a value of $14,400,000 to MML in exchange for MEL receiving a 10 percent ownership interest in MML; and Tooroibandi has agreed to allow HKMML the use of the Exploration Licenses controlled by Tooroibandi for HKMML’s exploration and development of four tin exploration licenses referenced as license numbers 13061X, 13062X, 13063X, and 13064X covering 4658 hectares (collectively, the ‘Tin Exploration Licenses”), which are located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia, in exchange for Tooroibandi receiving a 1 percent ownership interest in HKMML, all in accordance with the terms and conditions of the Share Purchase Agreement.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
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

8.           Common Stock

On March 15, 2007, Uranium 308 affected a 25:1 forward stock split of the authorized, issued, and outstanding common stock.  As a result, the authorized share capital increased from 100,000,000 shares of common stock to 2,500,000,000 shares of common stock with no change in par value.  All share amounts have been retroactively adjusted for all periods presented.

On July 2, 2007, Uranium 308 affected a 1.5:1 forward stock split of the authorized, issued, and outstanding common stock.  As a result, the authorized share capital increased from 2,500,000,000 shares of common stock with a par value of $0.00001 to 3,750,000,000 shares of common stock with no change in par value.  All share amounts have been retroactively adjusted for all periods presented.  Total issued and outstanding share capital has increased from 150,275,000 shares of common stock to 225,412,500 shares of common stock.

On July 27, 2007, Mr. Dennis Tan, the President, CEO, and Director, and Mr. Ka Yu, the former Secretary, Treasurer, and Director, who held in the aggregate 187,500,000 post forward stock split shares of common stock of Uranium 308, voluntarily agreed to surrender for cancellation in the aggregate 166,500,000 shares of common stock in order to encourage equity investment in the Company.  Mr. Dennis Tan voluntarily agreed to surrender for cancellation 96,500,000 of the 112,500,000 post forward stock split shares registered in his name, and Mr. Ka Yu voluntarily agreed to surrender for cancellation 70,000,000 of the 75,000,000 post forward stock split shares registered in his name.  The cancellation of the 166,500,000 shares reduced the issued and outstanding shares at the time from 225,412,500 shares to 58,912,500 shares.

On September 7, 2007, Uranium 308 received common stock subscriptions for 1,360,000 units at $0.50 per unit for proceeds of $680,000.  Each unit is comprised of one share of common stock and a one-share purchase warrant.  Each share purchase warrant entitles the holder to purchase one share of common stock at $0.75 per share with an expiration date two years from the date of issuance.

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

On September 27, 2007, Uranium 308 completed the Share Purchase Agreement, entered into between Uranium 308, MEL, and all the stockholders of MEL, whereby Uranium 308 acquired 100 percent of the issued and outstanding shares in the capital of MEL through the payment of $4,550,000 in cash, the issuance of 5,000,000 shares of common stock of Uranium 308 in aggregate to the stockholders of MEL on a pro rata basis in accordance with each MEL stockholders’ percentage of ownership in MEL, and the issuance of 15,000,000 shares of common stock of Uranium 308 to Mr. Lin Dong Hong (the vendor of Tooroibandi Limited). Under the terms of the Share Purchase Agreement, additional shares of common stock (up to 5,000,000 shares) are required to be issued to Mr. Lin Dong Hong based on the uranium reserves determined from the property in Mongolia covered by the two exploration licenses described above.  The cash and stock value of the Share Purchase Agreement was $49,150,000, and was attributable to the acquisition of the mineral property licenses described above.

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
MARCH 31, 2010, AND 2009
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

As of March 31, 2010, total issued and outstanding shares of common stock increased to 105,894,467 shares.

9.           Stock-based Compensation

For the three months ended March 31, 2010 and 2009, the amounts of $2,053,421 and $5,942,842, respectively, of stock option compensation expense were recognized under the Stock-based Compensation Plan.

During the year ended December 31, 2007, 7,300,000 stock options were granted under the Stock-based Compensation Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 6,500,000 were issued to Directors and 800,000 were issued to consultants and an officer.  The Optionee shall have the initial vested right to purchase an aggregate of up to five percent of the Option Shares on November 28, 2007, and the Optionee’s remaining right to purchase an aggregate of up to the remaining 95 percent of the Option Shares under the Option shall only vest in equal monthly proportions over a period of 19 months from the Initial Vesting Date.  During the year ended December 31, 2008, 2,200,000 stock options were cancelled because one director resigned and one consultant terminated his contract with the Company.  During the year ended December 31, 2009, 250,000 stock options were cancelled because one director resigned.  During the three months ended March 31, 2010, 250,000 stock options were cancelled because one director resigned.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

A summary of Uranium 308’s stock option activities is presented below:

Options Outstanding	Directors	Consultants	Total	Option Price	Value

Balance - December 31, 2007	6,500,000	800,000	7,300,000	$1.6	$1.53

Stock Options Cancelled	(2,000,000)	(200,000)	(2,200,000)	1.6	1.53

Balance - December 31, 2008	4,500,000	600,000	5,100,000	$1.6	$1.53

Stock Option Issued	-	-	-	1.6	1.53

Stock Option Cancelled	(250,000)	-	(250,000)	1.6	1.53

Balance - December 31, 2009	4,250,000	600,000	4,850,000	$1.6	$1.53

Stock Option Cancelled	(250,000)	-	(250,000)	1.6	$1.53

Balance - March 31, 2010	4,000,000	600,000	4,600,000	$1.6	$1.53

Compensation costs related to options that vest in the future will be recognized as the related options vest.

The fair value of the options granted during the three months ended December 31, 2007, were estimated at $1.53 per using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
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

On July 17, 2009, Mr. Chris Metcalf resigned as a Director of Uranium 308 Corp.

On November 12, 2009, Mr. Martin Shen resigned as a Director of Uranium 308 Corp.

11.         Income Taxes

Potential benefits of income tax losses are not recognized by the Company until realization is more likely than not.  Uranium 308 has net operating losses of $14,368,155 which begin to expire in 2025.  Pursuant to FASB ASC 740, Uranium 308 is required to compute deferred tax asset benefits for net operating losses carried forward.  The potential benefit of net operating losses has not been recognized in these financial statements because Uranium 308 cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

For the three months ended March 31, 2010, and 2009, the provision for income taxes consisted of the following (assuming an effective tax rate of 15 percent):

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$10,102	$201,743
Change in valuation allowance	(10,102)	(201,743)
Total deferred tax provision	$-	$-

As of March 31, 2010, and December 31, 2009, deferred tax assets consisted of the following:

	2010	2009
Loss carryforwards	$(2,155,223)	$(2,145,121)
Less - Valuation allowance	2,155,223	2,145,121
Total net deferred tax assets	$-	$-

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
MARCH 31, 2010, AND 2009
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

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the four Tin Exploration Licensees (License Numbers 13061X, 13062X, 13063X, and 13064X) received by HKMML through the Share Purchase Agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the Exploration Licenses (License Numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for Uranium 308 and MEL to enter into such Share Purchase Agreement.  The Tin Exploration Licenses were determined to be located completely within the boundaries of the two Exploration Licenses held by Tooroibandi.  The Board of Directors is currently evaluating the position of the Company under the terms of the Share Purchase Agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML.  As of March 31, 2010, the matter is still pending before the Board of Directors of the Company.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

13.         Recently Issued Accounting Pronouncements

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
MARCH 31, 2010, AND 2009
(Unaudited)

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
MARCH 31, 2010, AND 2009
(Unaudited)

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following plan of operation together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors

Overview

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

As of March 31, 2010, our total assets were $86,909,696 compared to $86,912,533 as of December 31, 2009; our total liabilities were $18,224,840 compared to $18,157,380 as of December 31, 2009; and, we had cash resources of $588 compared to $3,403 as of December 31, 2009.

Results of Operation

Three Month Period Ended March 31, 2010

Stock based compensation:  Stock based compensation expenses were $nil and $1,232,053 for the three months ended March 31, 2010 and 2009, respectively, as the Company did not provide any stock-based compensation for the three month period ended March 31, 2010.

Geological exploration:  Geological exploration expenses were $nil and $nil for the three months ended March 31, 2010 and 2009, respectively, as the Company did not undertake any geological exploration during the three month periods ended March 31, 2010 and 2009.

General and administrative fees:  General and administrative expenses were $58,492 and $106,378 for the three months ended March 31, 2010 and 2009, respectively.  This decrease was due to decreased activity in the Company during the three months ended March 31, 2010, due to the lack of financial resources.

Professional fees:  Professional fees were $8,835 and $6,500 for the three months ended March 31, 2010 and 2009, respectively.  This increase was due to the additional regulatory filings for the Company during the three months ended March 31, 2010.

Depreciation:  Depreciation was $22 and $23 for the three months ended March 31, 2010 and 2009, respectively.

Net Loss:  Net loss was $67,349 and $1,344,954 for the three months ended March 31, 2010 and 2009, respectively.  This decrease in net loss of $1,277,605 resulted primarily from a decrease in stock-based compensation expenses and general and administrative expenses of the Company during the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2010.

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

ITEM 4. [REMOVED AND RESERVED]

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

URANIUM 308 CORP. (Registrant)
Date: May 17, 2010	By: /s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)