Form 10-Q
period 2010-06-30
URANIUM 308 CORP.
filed 2010-08-23
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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
☐ Yes                    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2010
Common stock, $0.00001 par value	105,894,467

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the full year.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

Consolidated Financial Statements-

Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009	F-2

Consolidated Statements of Operations and Comprehensive (Loss) for the Three and Six Months Ended June 30, 2010, and 2009, and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010, and 2009, and Cumulative from Inception	F-4

Notes to Consolidated Financial Statements June 30, 2010, and 2009	F-6

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$580	$3,403
Prepaid expenses and deposit	57,882	57,882
Total current assets	58,462	61,285

Property and Equipment:
Computer and office equipment	9,290	9,290
Field equipment	6,405	6,405
Vehicles	4,816	4,816
	20,511	20,511
Less - Accumulated depreciation	(19,308)	(19,263)
Net property and equipment	1,203	1,248

Other Assets:
Mineral property licenses	72,450,000	72,450,000
Investment in affiliated company - 10% equity interest	14,400,000	14,400,000
Total other assets	86,850,000	86,850,000
Total Assets	$86,909,665	$86,912,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$1,125,081	$1,121,757
Accrued liabilities	127,694	125,294
Contract payable - Mineral properties contract	14,200,000	14,200,000
Loans from stockholders	2,138,048	2,109,599
Due to related parties	708,730	600,730
Total current liabilities	18,299,553	18,157,380
Total liabilities	18,299,553	18,157,380

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000 shares authorized; 105,894,467 issued and outstanding	1,059	1,059
Additional paid-in capital	83,042,515	83,042,515
Donated capital	14,625	14,625
Other accumulated comprehensive (loss)	(2,049)	(2,240)
(Deficit) accumulated during the exploration stage	(14,446,038)	(14,300,806)
Total stockholders' equity	68,610,112	68,755,153
Total Liabilities and Stockholders' Equity	$86,909,665	$86,912,533

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH JUNE 30, 2010
(Unaudited)

					Cumulative
	Three months Ended		Six months Ended		From Inception
	June 30,		June 30,		Through
	2010	2009	2010	2009	June 30, 2010

Revenues	$-	$-	$-	$-	$-

Expenses:
Stock-based compensation	-	821,368	-	2,053,421	9,171,947
Geological exploration	-	-	-	-	2,457,216
General and administrative	69,160	108,895	127,652	215,273	2,172,908
Professional fees	8,700	16,246	17,535	22,746	574,315
Depreciation	23	23	45	46	19,307
Donated services	-	-	-	-	9,750
Donated rent	-	-	-	-	4,875
Impairment of mineral property costs	-	-	-	-	3,542
Total general and administrative expenses	77,883	946,532	145,232	2,291,486	14,413,860

(Loss) from Operations	(77,883)	(946,532)	(145,232)	(2,291,486)	(14,413,860)

Other Income	-	-	-	-	(32,178)

Provision for income taxes	-	-	-	-	-
Net (Loss)	$(77,883)	$(946,532)	$(145,232)	$(2,291,486)	$(14,446,038)

Comprehensive (Loss):
Foreign currency translation	3,139	(7,158)	191	(15,789)	(2,049)
Total Comprehensive (Loss)	$(74,744)	$(953,690)	$(145,041)	$(2,307,275)	$(14,448,087)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	105,894,467	105,894,467	105,894,467	105,894,467

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH JUNE 30, 2010
(Unaudited)

			Cumulative
	Six Months Ended		From Inception
	June 30,		Through
	2010	2009	June 30, 2010
Operating Activities:
Net (loss)	$(145,232)	$(2,291,486)	$(14,446,038)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	45	46	39,949
Donated services and rent	-	-	14,625
Impairment of mineral properties	-	-	(3,400)
Stock-based compensation	-	2,053,421	9,171,947
Loss on disposition of fixed assets	-	-	42,100
Changes in net liabilities-
Prepaid expenses and deposit	-	12,187	(57,882)
Accounts payable and accrued liabilities	5,724	28,173	1,252,775
Net Cash (Used in) Operating Activities	(139,463)	(197,659)	(3,985,924)
Investing Activities:
Purchases of property and equipment	-	-	(79,710)
Acquisition of 10 percent interest in affiliated company	-	-	(1,450,000)
Acquisition of mineral licenses	-	-	(4,550,142)
Net Cash (Used in) Investing Activities	-	-	(6,079,852)
Financing Activities:
Issuance of common stock for cash	-	-	7,366,377
Issuance of common stock for finder's fee	-	-	(144,750)
Loans from stockholders	28,449	77,907	2,138,048
Due to related parties	108,000	108,000	708,730
Net Cash Provided by Financing Activities	136,449	185,907	10,068,405
Effect of Other Comprehensive Income on Cash and Cash Equivalents	191	(15,789)	(2,049)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,823)	(27,541)	580
Cash and Cash Equivalents - Beginning of Period	3,403	28,997	-
Cash and Cash Equivalents - End of Period	$580	$1,456	$580

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH JUNE 30, 2010
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
JUNE 30, 2010, AND 2009
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation and Organization

Uranium 308 Corp. (“Uranium 308” or the “Company”) was incorporated in the State of Nevada on November 18, 2005, and is in the exploration stage.  On July 2, 2007, the Company completed a merger with its wholly owned subsidiary, Uranium 308 Corp., which was incorporated in the State of Nevada on June 12, 2007, solely to effect a name change.  As a result, Uranium 308 changed its name from Montagu Resources Corp. to Uranium 308 Corp.  Uranium 308 initially acquired a mineral property located in the province of British Columbia, Canada, which was registered in the name of the former President of Uranium 308, who agreed to hold the claim in trust on behalf of the Company.  As of November 23, 2007, Uranium 308 forfeited its claim on such property.  On September 27, 2007, Uranium 308 completed a Share Purchase Agreement entered into between the Company, Mongolia Energy Limited (“MEL”), and all of the stockholders of MEL.  MEL is the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia.  As a result of the Share Purchase Agreement, Uranium 308 has indirectly acquired two exploration licenses identified by license numbers 12207X effective to November 14, 2009, and 11317X effective to February 19, 2009, (the “Exploration Licenses”) which are owned by Tooroibandi Limited.  License number 12207X covers 4,017 hectares of mineral property named Jargalant, and license number 11317X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia.  The Exploration Licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia.  Uranium 308's common shares are listed for trading on the OTC Bulletin Board under the symbol “URCO.”

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, Uranium 308 considers cash on hand, cash in banks, and all highly liquid instruments with maturity of three months or less at the time of issuance to be cash and cash equivalents.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
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

Income Taxes

Uranium 308 accounts for income taxes pursuant to FASB ASC 740, “Income Taxes.”  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

Fair Value of Financial Instruments

Uranium 308 estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Uranium 308 could realize in a current market exchange.  As of June 30, 2010, and December 31, 2009, the Company’s financial instruments approximated fair value to do the nature and short-term maturity of such instruments.

Concentration of Risk

Financial instruments which potentially subject Uranium 308 to concentrations of credit risk consist principally of cash.  Uranium 308 places its temporary cash investments in reputable financial institutions which are fully insured by the government in which they are located.  Financial instruments that potentially subject Uranium 308 to concentrations of credit risk consist primarily of cash in excess of federally insured amounts.  For the three and six months ended June 30, 2010, and 2009, and cumulative from inception, Uranium 308 has not incurred a loss relating to this concentration of credit risk.

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
JUNE 30, 2010, AND 2009
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

Long-lived Assets

In accordance with FASB ASC 360, “Property, plant, and Equipment,” Uranium 308 tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

For the three and six months ended June 30, 2010, and 2009, and cumulative from inception, no events requiring an impairment loss occurred.

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
JUNE 30, 2010, AND 2009
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

Stock-based Compensation

Uranium 308 records stock based compensation in accordance with FASB ASC 718, “Share-Based Payments.” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and Directors, including stock options.  The Company has issued a total of 4,600,000 stock options to its Directors and consultants through June 30, 2010.

2.	Exploration Stage Activities and Going Concern

During the period from inception through June 30, 2010, and subsequent thereto, the Company continued its mineral property acquisition, exploration programs, and capital formation activities through the issuance of equity, debt and other contract obligations, and loans from stockholders and other related parties.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
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

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of June 30, 2010, Uranium 308 had accumulated losses since inception of $14,446,038.  These and other factors raise substantial doubt regarding Uranium 308's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Uranium 308 be unable to continue as a going concern.

3.	Related Party Transactions

For the period ended June 30, 2007, Uranium 308 recognized a total of $3,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $250 per month provided by the former President of Uranium 308.  The donated services and rent were terminated as of July 1, 2007.

As of June 30, 2010, Uranium 308 was indebted to a related-party company in the amount of $150,000 (December 31, 2009 - $150,000), which is non-interest bearing, unsecured, and due upon demand.

As of June 30, 2010, the company was indebted to a company controlled by a relative of the former President of the Company for $36,730 (December 31, 2009 - $36,730, which is non-interest bearing, unsecured, and due upon demand.

As of June 30, 2010, the Company paid Mr. Dennis Tan, the president and CEO of Uranium 308, $60,000, and as of June 30, 2010, owed him $290,000, as consulting fees payable (included in accounts payable-trade in the accompanying consolidated balance sheets) in accordance with the Consulting Agreement between Dennis Tan and Uranium 308, dated July 24, 2007.

As of June 30, 2010, the Company paid Mr. Michael Tan, the brother of the president and CEO of Uranium 308, $48,000, and as of June 30, 2010, owed him $232,000, as consulting fees payable (included in accounts payable-trade in the accompanying consolidated balance sheets) in accordance with the Consulting Agreement between Michael Tan and Uranium 308, dated July 24, 2007.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

4.	Loans from Stockholders

As of June 30, 2010, Uranium 308 had received a total of $2,138,048 (December 31, 2009 – $2,109,599) as loans from four stockholders.  The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

On January 15, 2008, Uranium 308 entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi Limited (the “Subsidiary”), whereby Uranium 308 has agreed to provide the consideration on behalf of the Subsidiary for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property), and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property) (collectively, the “Licenses”), which Licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien, and Binder Sum of Khentii Province of Mongolia in exchange for 10,000,000 shares of common stock of Uranium 308, and $8,000,000 in cash in accordance with the terms and conditions of the Asset Purchase Agreement.  On January 22, 2008, Uranium 308 issued 5,000,000 shares of common stock to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between Uranium 308, Success Start, and Uranium 308’s subsidiary, Tooroibandi Limited.  The cash and stock value of the Share Purchase Agreement were $8,000,000, and $15,300,000, respectively, and were attributable to the acquisition of the mineral property licenses described above.  As of June 30, 2010, the Company owed $14,200,000 (consisting of $7,650,000 as the value related to 5,000,000 shares of common stock remaining to be issued, and $6,550,000 in cash due) to Success Start in connection with the Asset Purchase Agreement.

6.	Purchase of 10 Percent Interest in Affiliated Company

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

7.	Common Stock

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
JUNE 30, 2010, AND 2009
(Unaudited)

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
JUNE 30, 2010, AND 2009
(Unaudited)

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
JUNE 30, 2010, AND 2009
(Unaudited)

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

As of June 30, 2010, total issued and outstanding shares of common stock amounted to 105,894,467 shares.

8.	Stock-based Compensation

For the six months ended June 30, 2010 and 2009, the amounts of $0 and $2,053,421, respectively, of stock option compensation expense were recognized under the Stock-based Compensation Plan.

During the year ended December 31, 2007, 7,300,000 stock options were granted under the Stock-based Compensation Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 6,500,000 were issued to Directors and 800,000 were issued to consultants and an officer.  The Optionee shall have the initial vested right to purchase an aggregate of up to five percent of the Option Shares on November 28, 2007, and the Optionee’s remaining right to purchase an aggregate of up to the remaining 95 percent of the Option Shares under the Option shall only vest in equal monthly proportions over a period of 19 months from the Initial Vesting Date.  During the year ended December 31, 2008, 2,200,000 stock options were cancelled because one director resigned and one consultant terminated his contract with the Company.  During the year ended December 31, 2009, 250,000 stock options were cancelled because one director resigned. During the six months ended June 30, 2010, 250,000 stock options were cancelled because one director resigned.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

A summary of Uranium 308’s stock option activities is presented below:

Options Outstanding	Directors	Consultants	Total	Option Price	Value

Balance - December 31, 2007	6,500,000	800,000	7,300,000	$1.6	$1.53

Stock Options Cancelled	(20000000)	(200,000)	(2,200,000)	1.6	1.53

Balance - December 31, 2008	4,500,000	600,000	5,100,000	$1.6	$1.53

Stock Option Issued	-	-	-	1.6	1.53

Stock Option Cancelled	(250000)	-	(250000)	1.6	1.53

Balance - December 31, 2009	4,250,000	600,000	4,850,000	$1.6	$1.53

Stock Option Cancelled	(250000)		(250,000)	1.6	$1.53

Balance - June 30, 2010	4,000,000	600,000	4,600,000	$1.6	$1.53

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
JUNE 30, 2010, AND 2009
(Unaudited)

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of Uranium 308’s stock options.

9.	Appointment of Additional Directors and Officers

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

On July 17, 2009, Mr. Chris Metcalf resigned as a Director of Uranium 308 Corp.

On November 12, 2009, Mr. Martin Shen resigned as a Director of Uranium 308 Corp.

10.	Income Taxes

Potential benefits of income tax losses are not recognized by the Company until realization is more likely than not.  Uranium 308 has net operating losses of $14,446,038 which begin to expire in 2029.  Pursuant to FASB ASC 740, Uranium 308 is required to compute deferred tax asset benefits for net operating losses carried forward.  The potential benefit of net operating losses has not been recognized in these financial statements because Uranium 308 cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

For the six months ended June 30, 2010, and 2009, the provision for income taxes consisted of the following (assuming an effective tax rate of 15 percent):

	Six Months Ended
	June 30,
	2010	2009

Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$(21,785)	$343,723
Change in valuation allowance	21,785	(343,723)
Total deferred tax provision	$-	$-

As of June 30, 2010, and December 31, 2009, deferred tax assets consisted of the following:

	2010	2009
Loss carryforwards	$(2,166,906)	$(2,145,121)
Less - Valuation allowance	2,166,906	2,145,121
Total net deferred tax assets	$-	$-

11.	Commitments and Contingencies

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
JUNE 30, 2010, AND 2009
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

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the four Tin Exploration Licensees (License Numbers 13061X, 13062X, 13063X, and 13064X) received by HKMML through the Share Purchase Agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the Exploration Licenses (License Numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for Uranium 308 and MEL to enter into such Share Purchase Agreement.  The Tin Exploration Licenses were determined to be located completely within the boundaries of the two Exploration Licenses held by Tooroibandi.  The Board of Directors is currently evaluating the position of the Company under the terms of the Share Purchase Agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML.  As of June 30, 2010, the matter is still pending before the Board of Directors of the Company.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

12.	Recently Issued Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC Topic 105-10, “Generally Accepted Accounting Principles – Overall” (“Topic 105-10”).  Topic 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU’s”).  The FASB will not consider ASU’s as authoritative in their own right.  ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements.”  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements,” which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

As of June 30, 2010, we had total current assets of $58,462 and total assets of $86,909,665.  Our total current assets as of June 30, 2010, were comprised of cash in the amount of $580 and prepaid expenses and deposits of $57,882.  Our total current liabilities as of June 30, 2010 were $18,299,553 represented by accounts payable – trade of $1,125,081, accrued liabilities of $127,694, contract payable – Mineral properties contract of $14,200,000, shareholders’ loans of $2,138,048 and due to related parties of $708,730.  As a result, on June 30, 2010, we had a working capital deficiency of $18,241,091.

Results of Operation

Operating activities used $3,985,924 in cash for the period from inception (November 18, 2005) to June 30, 2010.  Our net loss of $14,446,038 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (November 18, 2005) to June 30, 2010, used $79,710 for the purchase of property and equipment, $1,450,000 for the acquisition of a 10% interest in an affiliated company and $4,550,142 for the acquisition of mineral licenses.  Net cash flows provided by financing activities for the period from inception (November 18, 2005) to June 30, 2010 was $10,068,405 represented as $7,366,377 from proceeds of the sale of our common stock, which was offset by $144,750 for the cost of common stock provided as finders’ fees for the issuance of common stock for ownership interest, $2,138,048 as loans from shareholders, and $708,730 as being due to related parties.

Three Month Period Ended June 30, 2010

Stock based compensation:  Stock based compensation expenses were $nil and $821,368 for the three months ended June 30, 2010, and 2009, respectively, as the Company did not provide any stock-based compensation for the three month period ended June 30, 2010.

Geological exploration:  Geological exploration expenses were $nil and $nil for the three months ended June 30, 2010, and 2009, respectively, as the Company did not undertake any geological exploration during the three month periods ended June 30, 2010 and 2009.

General and administrative fees:  General and administrative expenses were $69,160 and $108,895 for the three months ended June 30, 2010, and 2009, respectively.  This decrease was due to decreased activity in the Company during the three months ended June 30, 2010, due to the lack of financial resources.

Professional fees:  Professional fees were $8,700 and $16,246 for the three months ended June 30, 2010, and 2009, respectively.  This decrease was due to the decreased activity in the Company during the three months ended June 30, 2010.

Depreciation:  Depreciation was $23 and $23 for the three months ended June 30, 2010, and 2009, respectively.

Net Loss:  Net loss was $77,883 and $946,532 for the three months ended June 30, 2010, and 2009, respectively.  This decrease in net loss of $868,649 resulted primarily from a decrease in stock-based compensation expenses, general and administrative expenses and profession fees of the Company during the three months ended June 30, 2010.

Six Month Period Ended June 30, 2010

Stock based compensation:  Stock based compensation expenses were $nil and $2,053,421 for the six months ended June 30, 2010, and 2009, respectively, as the Company did not provide any stock-based compensation for the six month period ended June 30, 2010.

Geological exploration:  Geological exploration expenses were $nil and $nil for the six months ended June 30, 2010, and 2009, respectively, as the Company did not undertake any geological exploration during the six month periods ended June 30, 2010, and 2009.

General and administrative fees:  General and administrative expenses were $127,652 and $215,273 for the six months ended June 30, 2010, and 2009, respectively.  This decrease was due to decreased activity in the Company during the six months ended June 30, 2010, due to the lack of financial resources.

Professional fees:  Professional fees were $17,535 and $22,746 for the six months ended June 30, 2010, and 2009, respectively.  This decrease was due to the decreased activity in the Company during the six months ended June 30, 2010.

Depreciation:  Depreciation was $45 and $46 for the six months ended June 30, 2010, and 2009, respectively.

Net Loss:  Net loss was $145,232 and $2,291,486 for the six months ended June 30, 2010, and 2009, respectively.  This decrease in net loss of $2,146,254 resulted primarily from a decrease in stock-based compensation expenses and general and administrative expenses of the Company during the six months ended June 30, 2010.

Loan Obligations

As of June 30, 2010, we had received a total of $2,138,048 as loans from three stockholders.  The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern Statement

We have negative working capital, have not yet received revenues from sales of products or services, and have recurring losses from operations.  The continuation of our company as a going concern is dependent upon our Company attaining and maintaining profitable operations and raising additional capital.  The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2010.

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

Proceedings Involving Lin Dong Hong

There have been no material developments in our wholly owned subsidiary’s, Mongolia Energy Limited (“MEL”), claim filed in the Capital City Administrative Court of Mongolia to reverse certain registrations made by Foreign Investment and Foreign Trade Agency of Mongolia (“FIFTA”) and the State Registration Office of Mongolia (“SRO”) at the request of Lin Dong Hong to dilute MEL’s registered ownership in Tooroibandi.  MEL’s claim was suspended and has not been continued as of the date of this Form 10-Q.

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

N/A

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

URANIUM 308 CORP. (Registrant)
Date: August 23, 2010	By: /s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)