Form 10-Q
period 2010-09-30
URANIUM 308 CORP.
filed 2010-11-22
CIK 1349777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________________ to __________________

Commission File Number:             000-52476

URANIUM 308 CORP.
(Exact name of Registrant as specified in its charter)

Nevada	33-1173228
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2808 Cowan Circle	89102
Las Vegas, Nevada	(Zip Code)
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
☐ Yes           ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2010
Common stock, $0.00001 par value	105,894,467

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the full year.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

Consolidated Financial Statements-

Consolidated Balance Sheets as of September 30, 2010, and December 31, 2009	F-2

Consolidated Statements of Operations and Comprehensive (Loss) for the
Three and Nine Months Ended September 30, 2010, and 2009, and
Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2010, and 2009, and Cumulative from Inception	F-4

Notes to Consolidated Financial Statements September 30, 2010, and 2009	F-5

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$602	$3,403
Prepaid expenses and deposit	57,882	57,882
Total current assets	58,484	61,285

Property and Equipment:
Computer and office equipment	9,290	9,290
Field equipment	6,405	6,405
Vehicles	4,816	4,816
	20,511	20,511
Less - Accumulated depreciation	(19,331)	(19,263)
Net property and equipment	1,180	1,248

Other Assets:
Mineral property licenses	72,450,000	72,450,000
Investment in affiliated company - 10% equity interest	14,400,000	14,400,000
Total other assets	86,850,000	86,850,000
Total Assets	$86,909,664	$86,912,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$1,121,009	$1,121,757
Accrued liabilities	148,044	125,294
Contract payable - Mineral properties contract	14,200,000	14,200,000
Loans from stockholders	2,153,288	2,109,599
Due to related parties	762,730	600,730
Total current liabilities	18,385,071	18,157,380
Total liabilities	18,385,071	18,157,380

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001
par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000 shares
authorized; 105,894,467 issued and outstanding in 2010, and 2009	1,059	1,059
Additional paid-in capital	83,042,515	83,042,515
Donated capital	14,625	14,625
Other accumulated comprehensive (loss)	(3,815)	(2,240)
(Deficit) accumulated during the exploration stage	(14,529,791)	(14,300,806)
Total stockholders' equity	68,524,593	68,755,153
Total Liabilities and Stockholders' Equity	$86,909,664	$86,912,533

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

					Cumulative
	Three months Ended		Nine months Ended		From Inception
	September 30,		September 30,		Through
	2010	2009	2010	2009	September 30, 2010

Revenues	$-	$-	$-	$-	$-

Expenses:
Stock-based compensation	-	-	-	2,053,421	9,171,947
Geological exploration	-	-	-	-	2,457,216
General and administrative	55,141	80,445	182,792	295,718	2,228,048
Professional fees	28,590	13,241	46,125	35,987	602,905
Depreciation	22	22	68	68	19,330
Donated services	-	-	-	-	9,750
Donated rent	-	-	-	-	4,875
Impairment of mineral property costs	-	-	-	-	3,542

Total general and administrative expenses	83,753	93,708	228,985	2,385,194	14,497,613

(Loss) from Operations	(83,753)	(93,708)	(228,985)	(2,385,194)	(14,497,613)

Other Income	-	-	-	-	(32,178)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(83,753)	$(93,708)	$(228,985)	$(2,385,194)	$(14,529,791)

Comprehensive (Loss):
Foreign currency translation	(1,766)	(7,706)	(1,575)	(23,495)	(3,815)

Total Comprehensive (Loss)	$(85,519)	$(101,414)	$(230,560)	$(2,408,689)	$(14,533,606)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	105,894,467	105,894,467	105,894,467	105,894,467

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

			Cumulative
	Nine Months Ended		From Inception
	September 30,		Through
	2010	2009	September 30, 2010

Operating Activities:
Net (loss)	$(228,985)	$(2,385,194)	$(14,529,791)
Adjustments to reconcile net (loss) to net cash
(used in) provided by operating activities:
Depreciation	68	68	39,972
Donated services and rent	-	-	14,625
Impairment of mineral properties	-	-	(3,400)
Stock-based compensation	-	2,053,421	9,171,947
Loss on disposition of fixed assets	-	-	42,100
Changes in net liabilities-
Prepaid expenses and deposit	-	12,187	(57,882)
Accounts payable and accrued liabilities	22,002	56,099	1,269,053
Net Cash (Used in) Operating Activities	(206,915)	(263,419)	(4,053,376)

Investing Activities:
Purchases of property and equipment	-	-	(79,710)
Acquisition of 10 percent interest in affiliated company	-	-	(1,450,000)
Acquisition of mineral licenses	-	-	(4,550,142)
Net Cash (Used in) Investing Activities	-	-	(6,079,852)

Financing Activities:
Issuance of common stock for cash	-	-	7,366,377
Issuance of common stock for finder's fee	-	-	(144,750)
Loans from stockholders	43,689	98,414	2,153,288
Due to related parties	162,000	162,000	762,730
Net Cash Provided by Financing Activities	205,689	260,414	10,137,645
Effect of Other Comprehensive Income
on Cash and Cash Equivalents	(1,575)	(23,495)	(3,815)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,801)	(26,500)	602
Cash and Cash Equivalents - Beginning of Period	3,403	28,997	-
Cash and Cash Equivalents - End of Period	$602	$2,497	$602

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

1.           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Uranium 308 Corp. (“Uranium 308” or “the Company”) was incorporated in the State of Nevada on November 18, 2005, and is in the exploration stage.  On July 2, 2007, the Company completed a merger with its wholly owned subsidiary, Uranium 308 Corp., which was incorporated in the State of Nevada on June 12, 2007, solely to effect a name change.  As a result, Uranium 308 changed its name from Montagu Resources Corp. to Uranium 308 Corp.  Uranium 308 initially acquired a mineral property located in the province of British Columbia, Canada, which was registered in the name of the former President of Uranium 308, who agreed to hold the claim in trust on behalf of the Company.  As of November 23, 2007, Uranium 308 forfeited its claim on such property.  On September 27, 2007, Uranium 308 completed a Share Purchase Agreement entered into between the Company, Mongolia Energy Limited (“MEL”), and all of the stockholders of MEL.  MEL was the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia.  As a result of the Share Purchase Agreement, Uranium 308 has indirectly acquired two exploration licenses identified by license numbers 12207X and 11317X (the “Exploration Licenses”) which are owned by Tooroibandi Limited.  License number 12207X covers 4,017 hectares of mineral property named Jargalant, and license number 11317X covers 15,621 hectares of mineral property named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia.  The Exploration Licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia.  Uranium 308's common shares are listed for trading on the OTC Bulletin Board under the symbol “URCO.”

   Unaudited Interim Financial Statements

The interim consolidated financial statements of Uranium 308 as of September 30, 2010, and December 31, 2009, and for the three-month and nine-month periods ended September 30, 2010, and 2009, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q.  The accompanying interim consolidated financial statements are unaudited and are subject to year-end adjustments.  In the opinion of management, the consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three-month and nine-month periods then ended.  The consolidated balance sheet as of December 31, 2009, presented herein, has been derived from the Company’s audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, but does not include all disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The consolidated results of operations for the nine months ended September 30, 2010, are not necessarily indicative of operating results of the full year ending December 31, 2010.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

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

   Basic and Diluted Net Income (Loss) Per Share

Uranium 308 computes net income (loss) per share in accordance with FASB Accounting Standards Codification (‘ASC”) Topic 260, “Earnings per Share.”  FASB ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

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

   Fair Value of Financial Instruments

Uranium 308 estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Uranium 308 could realize in a current market exchange.  As of September 30, 2010, and December 31, 2009, the Company’s financial instruments approximated fair value to do the nature and short-term maturity of such instruments.

   Concentration of Risk

Financial instruments which potentially subject Uranium 308 to concentrations of credit risk consist principally of cash.  Uranium 308 places its temporary cash investments in reputable financial institutions which are fully insured by the government in which they are located.  Financial instruments that potentially subject Uranium 308 to concentrations of credit risk consist primarily of cash in excess of federally insured amounts.  For the three and nine months ended September 30, 2010, and 2009, and cumulative from inception, Uranium 308 did not incur a loss relating to this concentration of credit risk.

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
SEPTEMBER 30, 2010, AND 2009
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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

For the three and nine months ended September 30, 2010, and 2009, and cumulative from inception, no events requiring an impairment loss occurred.

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

   Stock-based Compensation

Uranium 308 records stock based compensation in accordance with FASB ASC 718, “Share-Based Payments.” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and Directors, including stock options.  The Company has issued 7,300,000 stock options of which 4,600,000 are now outstanding to its Directors and consultants through September 30, 2010.

2.           Exploration Stage Activities and Going Concern

During the period from inception through September 30, 2010, and subsequent thereto, the Company continued its mineral property acquisition, exploration programs, and capital formation activities through the issuance of equity, debt and other contract obligations, and loans from stockholders and other related parties.

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

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of September 30, 2010, Uranium 308 had accumulated losses since inception of $14,529,791.  These and other factors raise substantial doubt regarding Uranium 308's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Uranium 308 be unable to continue as a going concern.

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

As of September 30, 2010, Uranium 308 was indebted to a related-party company in the amount of $150,000 (December 31, 2009 - $150,000), which is non-interest bearing, unsecured, and due upon demand.

As of September 30, 2010, the company was indebted to a company controlled by a relative of the former President of the Company for $36,730 (December 31, 2009 - $36,730), which is non-interest bearing, unsecured, and due upon demand.

As of September 30, 2010, the Company paid Mr. Dennis Tan, the president and CEO of Uranium 308, $60,000, and as of September 30, 2010, owed him $320,000 (December 31, 2009 - $230,000), as consulting fees payable (included in accounts payable-trade in the accompanying consolidated balance sheets) in accordance with the Consulting Agreement between Dennis Tan and Uranium 308, dated July 24, 2007.

As of September 30, 2010, the Company paid Mr. Michael Tan, the brother of the president and CEO of Uranium 308, $48,000, and as of September 30, 2010, owed him $256,000 (December 31, 2009 - $184,000), as consulting fees payable (included in accounts payable-trade in the accompanying consolidated balance sheets) in accordance with the Consulting Agreement between Michael Tan and Uranium 308, dated July 24, 2007.

4.           Loans from Stockholders

As of September 30, 2010, Uranium 308 had received a total of $2,153,288 (December 31, 2009 – $2,109,599) as loans from four stockholders.  The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

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

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

On September 27, 2007, Uranium 308 completed the Share Purchase Agreement entered into between Uranium 308, MEL, and all the stockholders of MEL.  MEL at the time was the sole stockholder/registered capital owner of Tooroibandi Limited, a company organized under the laws of Mongolia.  As a result of the Share Purchase Agreement, Uranium 308 indirectly acquired the Exploration Licenses (identified by license numbers 12207X and 11317X), which are owned by Tooroibandi Limited.  License number 12207X covers 4,017 hectares named Jargalant and License number 11317X covers 15,621 hectares named Elstiin Uul, which are both located in the Territory of Erdene soum, Tuv Province, Mongolia.  The Exploration Licenses comprise the 196.38 sq. km Janchivlan Property, which is located approximately 70 km southeast of Ulaanbaatar, the capital of Mongolia.  The cash and stock value of the Share Purchase Agreement was $49,150,000, and was attributable to the acquisition of the mineral property licenses described above.

On January 15, 2008, Uranium 308 entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Success Start Energy Investment Co. (“Success Start”), a Hong Kong corporation, and the Company’s subsidiary, Tooroibandi Limited (the “Subsidiary”), whereby Uranium 308 has agreed to provide the consideration on behalf of the Subsidiary for the acquisition of two uranium exploration licenses from Success Start referenced as license number 10256X covering 1540 hectares (15.40 sq. km) (known as the Tsagaan Chuluut property), and license number 13060X covering 3116 hectares (31.15 sq. km) (known as the Khar Balgast property) (collectively, the “Licenses”), which Licenses are located 385 km east from the city of Ulaanbaatar, Mongolia and 75 km northwest from Undurkhaan, a town on the border of Umnudelger, Kherien, and Binder Sum of Khentii Province of Mongolia in exchange for 10,000,000 shares of common stock of Uranium 308, and $8,000,000 in cash in accordance with the terms and conditions of the Asset Purchase Agreement.  On January 22, 2008, Uranium 308 issued 5,000,000 shares of common stock to Success Start Energy Investment Co. (“Success Start”), a Hong Kong Corporation, in accordance with the Asset Purchase Agreement, entered into on January 15, 2008, between Uranium 308, Success Start, and Uranium 308’s subsidiary, Tooroibandi Limited.  The cash and stock value of the Share Purchase Agreement were $8,000,000, and $15,300,000, respectively, and were attributable to the acquisition of the mineral property licenses described above.  As of September 30, 2010, the Company owed $14,200,000 (consisting of $7,650,000 as the value related to 5,000,000 shares of common stock remaining to be issued, and $6,550,000 in cash due) to Success Start in connection with the Asset Purchase Agreement.

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
SEPTEMBER 30, 2010, AND 2009
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
SEPTEMBER 30, 2010, AND 2009
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
SEPTEMBER 30, 2010, AND 2009
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

As of September 30, 2010, total issued and outstanding shares of common stock were 105,894,467 shares.

8.           Stock-based Compensation

For the nine months ended September 30, 2010, and 2009, the amounts of $0 and $2,053,421, respectively, of stock option compensation expense were recognized under the Stock-based Compensation Plan.

During the year ended December 31, 2007, 7,300,000 stock options were granted under the Stock-based Compensation Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 6,500,000 were issued to Directors and 800,000 were issued to consultants and an officer.  The Optionee had the initial vested right to purchase an aggregate of up to five percent of the Option Shares on November 28, 2007, and the Optionee’s remaining right to purchase an aggregate of up to the remaining 95 percent of the Option Shares under the Option shall vested in equal monthly proportions over a period of 19 months from the Initial Vesting Date.  During the year ended December 31, 2008, 2,200,000 stock options were cancelled because one director resigned and one consultant terminated his contract with the Company.  During the year ended December 31, 2009, 250,000 stock options were cancelled because one director resigned.  During the nine months ended September 30, 2010, 250,000 stock options were cancelled because one director resigned.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

A summary of Uranium 308’s stock option activities is presented below:

Options Outstanding	Directors	Consultants	Total	Option Price	Value

Balance - December 31, 2007	6,500,000	800,000	7,300,000	$1.6	$1.53

Stock Options Cancelled	(20000000)	(200,000)	(2,200,000)	1.6	1.53

Balance - December 31, 2008	4,500,000	600,000	5,100,000	$1.6	$1.53

Stock Option Issued	-	-	-	1.6	1.53

Stock Option Cancelled	(250000)	-	(250000)	1.6	1.53

Balance - December 31, 2009	4,250,000	600,000	4,850,000	$1.6	$1.53

Stock Option Cancelled	(250000)		(250,000)	1.6	$1.53

Balance – September 30, 2010	4,000,000	600,000	4,600,000	$1.6	$1.53

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
SEPTEMBER 30, 2010, AND 2009
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

On July 17, 2009, Mr. Chris Metcalf resigned as a Director of Uranium 308 Corp.

On November 12, 2009, Mr. Martin Shen resigned as a Director of Uranium 308 Corp.

10.           Income Taxes

Potential benefits of income tax losses are not recognized by the Company until realization is more likely than not.  Uranium 308 has net operating losses of $14,497,613, which begin to expire in 2025.  Pursuant to FASB ASC 740, Uranium 308 is required to compute deferred tax asset benefits for net operating losses carried forward.  The potential benefit of net operating losses has not been recognized in these financial statements because Uranium 308 cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

For the nine months ended September 30, 2010, and 2009, the provision for income taxes consisted of the following (assuming an effective tax rate of 15 percent):

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

	Year Ended July 31,
	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$(34,348)	$343,723
Change in valuation allowance	34,348	(343,723)

Total deferred tax provision	$-	$-

As of September 30, 2010, and December 31, 2009, deferred tax assets consisted of the following:

	July 31,
	2010	2009

Loss carryforwards	$(2,179,469)	$(2,145,121)
Less - Valuation allowance	2,179,469	2,145,121

Total net deferred tax assets	$-	$-

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
SEPTEMBER 30, 2010, AND 2009
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

Subsequent to September 30, 2008, the Board of Directors of the Company learned that the four Tin Exploration Licensees (License Numbers 13061X, 13062X, 13063X, and 13064X) received by HKMML through the Share Purchase Agreement transaction between the Company, MEL, Tooroibandi, MML, and HKMML, were not contiguous or somewhat overlapping with the Exploration Licenses (License Numbers 11317X, 12207X) held by Tooroibandi, which was represented to the Company and MEL and was a major reason and inducement for Uranium 308 and MEL to enter into such Share Purchase Agreement.  The Tin Exploration Licenses were determined to be located completely within the boundaries of the two Exploration Licenses held by Tooroibandi.  The Board of Directors is currently evaluating the position of the Company under the terms of the Share Purchase Agreement between the Company, MEL, Tooroibandi, MML and HKMML, and may elect to rescind the transaction, cancel the 12,000,000 shares of common stock issued to MML, and make application to the have the Tin Exploration Licenses reassigned to Tooroibandi instead of HKMML.  As of September 30, 2010, the matter is still pending before the Board of Directors of the Company.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
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

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements.”  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances, and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

13.           Subsequent Events

On November 10, 2010, the Company entered into an Agreement for the Sale and Assignment and Affirmation of Obligations (the “Assignment & Affirmation Agreement”) with one of its lenders and an entity in New York, whereby it agreed to the sale and assignment of $20,000 of indebtedness from the certain lender (the “Assignor”) to the entity in New York (the “Assignee”) and the Company affirmed its obligation to the Assignee to pay the indebtedness.

URANIUM 308 CORP. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

In addition on November 10, 2010, and in conjunction with the Assignment & Affirmation Agreement, the Company entered into an Agreement for Conversion of Indebtedness to Common Stock (the “Conversion Agreement”) with the Assignee, whereby it agreed with the Assignee to convert the $20,000 indebtedness into 1,333,333 shares of common stock of the Company subject to the terms and conditions of the Conversion Agreement.

On November 15, 2010, but having an effective date of November 12, 2010, the Company executed an Assignment and Assumption Agreement with one of its lenders (the “Assignor”) and an entity in Florida (the “Assignee”), whereby the Assignor agreed to assign and transfer $100,000 of indebtedness, which is owing from the Company to the Assignor, to the Assignee and the Assignee agreed to accept such assignment subject to the terms and conditions of the Assignment and Assumption Agreement.  The Company executed such Assignment and Assumption Agreement for the purpose of agreeing and confirming the statements as to the past and current nature of the indebtedness and the relationship with the Assignor as well as agreeing to the assignment.

In addition on November 15, 2010, but having an effective date of November 12, 2010, and in conjunction with the Assignment and Assumption Agreement, the Company entered into a Securities Settlement Agreement with the Assignee from Florida, whereby the Assignee acquired certain indebtedness rights from the Assignor, which was owing from the Company to the Assignor, and the Company desired to retire the debt from its books and make an effort to improve the financial picture by exchanging the debt held by the Assignee for conversion rights in the nature of a debenture, but in lieu of the Company issuing a debenture it shall honor the exchange, payment obligation and conversion rights pursuant to the Securities Settlement Agreement, which arrangement is has been agreed to by the parties.  The conversion price under the Securities Settlement Agreement is $0.01 per share.

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

We are an exploration stage corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We intend to focus our exploration activities on uranium mineral properties in Mongolia and other regions, which may result in the acquisition of other entities that own certain mineral rights or licenses.  We have no plans to change our business activities from mineral exploration.

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

On September 27, 2007, the Company closed the Share Purchase Agreement, whereby the Company indirectly acquired two exploration licenses identified by license numbers 12207X and 11317X, which are owned by Tooroibandi.  The two licenses comprise the 196.38 sq. kilometers Janchivlan Property, which is located approximately 70 kilometers southeast of Ulaanbaatar, the capital of Mongolia.  Due to the actions taken by Mr. Lin Dong Hong, a former director of the Company, MEL is no longer the registered owner of 100% of Tooroibandi and currently only holds 57.47% ownership of Tooroibandi as registered with the State Registration Office in Mongolia.  Please see Legal Proceedings for more details about the actions taken by Mr. Lin Dong Hong and the legal proceedings that have transpired.

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

As of September 30, 2010, we had total current assets of $58,484 and total assets of $86,909,664.  Our total current assets as of September 30, 2010, were comprised of cash in the amount of $602 and prepaid expenses and deposits of $57,882.  Our total current liabilities as of September 30, 2010 were $18,385,071 represented by accounts payable – trade of $1,121,009, accrued liabilities of $148,044, contract payable – Mineral properties contract of $14,200,000, shareholders’ loans of $2,153,288 and due to related parties of $762,730.  As a result, on September 30, 2010, we had a working capital deficiency of $18,326,587.

Results of Operation

Operating activities used $5,229,060 in cash for the period from inception (November 18, 2005) to September 30, 2010.  Our net loss of $14,529,791 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (November 18, 2005) to September 30, 2010, used $79,710 for the purchase of property and equipment, $1,450,000 for the acquisition of a 10% interest in an affiliated company and $4,550,142 for the acquisition of mineral licenses.  Net cash flows provided by financing activities for the period from inception (November 18, 2005) to September 30, 2010 was $11,313,329 represented as $7,362,061 from proceeds of the sale of our common stock, which was offset by $144,750 for the cost of common stock provided as finders’ fees, $1,180,000 for the issuance of common stock for ownership interest, $2,153,288 as loans from shareholders, and $762,730 as being due to related parties.

Three Month Period Ended September 30, 2010

Stock based compensation:  Stock based compensation expenses were $nil and $nil for the three months ended September 30, 2010, and 2009, respectively, as the Company did not provide any stock-based compensation for the three month period ended September 30, 2010.

Geological exploration:  Geological exploration expenses were $nil and $nil for the three months ended September 30, 2010, and 2009, respectively, as the Company did not undertake any geological exploration during the three month periods ended September 30, 2010 and 2009.

General and administrative fees:  General and administrative expenses were $55,141 and $80,445 for the three months ended September 30, 2010, and 2009, respectively.  This decrease was due to decreased activity in the Company during the three months ended September 30, 2010, due to the lack of financial resources.

Professional fees:  Professional fees were $28,590 and $13,241 for the three months ended September 30, 2010, and 2009, respectively.

Depreciation:  Depreciation was $22 and $22 for the three months ended September 30, 2010, and 2009, respectively.

Net Loss:  Net loss was $83,753 and $93,708 for the three months ended September 30, 2010, and 2009, respectively.  This decrease in net loss of $9,955 resulted primarily from a decrease in general and administrative expenses of the Company during the three months ended September 30, 2010.

Nine Month Period Ended September 30, 2010

Stock based compensation:  Stock based compensation expenses were $nil and $2,053,421 for the nine months ended September 30, 2010, and 2009, respectively, as the Company did not provide any stock-based compensation for the nine month period ended September 30, 2010.

Geological exploration:  Geological exploration expenses were $nil and $nil for the nine months ended September 30, 2010, and 2009, respectively, as the Company did not undertake any geological exploration during the nine month periods ended September 30, 2010, and 2009.

General and administrative fees:  General and administrative expenses were $182,792 and $295,718 for the nine months ended September 30, 2010, and 2009, respectively.  This decrease was due to decreased activity in the Company during the nine months ended September 30, 2010, due to the lack of financial resources.

Professional fees:  Professional fees were $46,125 and $35,987 for the nine months ended September 30, 2010, and 2009, respectively.

Depreciation:  Depreciation was $68 and $68 for the nine months ended September 30, 2010, and 2009, respectively.

Net Loss:  Net loss was $228,985 and $2,385,194 for the nine months ended September 30, 2010, and 2009, respectively.  This decrease in net loss of $2,156,209 resulted primarily from a decrease in stock-based compensation expenses and general and administrative expenses of the Company during the nine months ended September 30, 2010.

Loan Obligations

As of September 30, 2010, we had received a total of $2,153,288 as loans from three stockholders.  The loans from stockholders are unsecured, non-interest bearing, and have no stated terms of repayment.

On November 10, 2010, we entered into an Agreement for the Sale and Assignment and Affirmation of Obligations (the “Assignment & Affirmation Agreement”) with one of our lenders and an entity in New York, whereby we agreed to the sale and assignment of $20,000 of indebtedness from the certain lender (the “Assignor”) to the entity in New York (the “Assignee”) and we affirmed our obligation to the Assignee to pay the indebtedness.

The foregoing description of the Assignment & Affirmation Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Assignment & Affirmation Agreement, which is attached hereto as Exhibit 99.1, and is incorporated herein by reference.

In addition, on November 10, 2010 and in conjunction with the Assignment & Affirmation Agreement, we entered into an Agreement for Conversion of Indebtedness to Common Stock (the “Conversion Agreement”) with the Assignee, whereby we agreed with the Assignee to convert the $20,000 indebtedness into 1,333,333 shares of our common stock subject to the terms and conditions of the Conversion Agreement.

The foregoing description of the Conversion Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Conversion Agreement, which is attached hereto as Exhibit 99.2, and is incorporated herein by reference.

On November 15, 2010, but having an effective date of November 12, 2010, we executed an Assignment and Assumption Agreement with one of our lenders (the “Assignor”) and an entity in Florida (the “Assignee”), whereby the Assignor agreed to assign and transfer $100,000 of indebtedness, which is owing from us to the Assignor, to the Assignee and the Assignee agreed to accept such assignment subject to the terms and conditions of the Assignment and Assumption Agreement.  We executed such Assignment and Assumption Agreement for the purpose of agreeing and confirming the statements as to the past and current nature of the indebtedness and the relationship with the Assignor as well as agreeing to the assignment.

The foregoing description of the Assignment and Assumption Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Assignment and Assumption Agreement, which is attached hereto as Exhibit 99.3, and is incorporated herein by reference.

In addition on November 15, 2010, but having an effective date of November 12, 2010, and in conjunction with the Assignment and Assumption Agreement, we entered into a Securities Settlement Agreement with the Assignee from Florida, whereby the Assignee acquired certain indebtedness rights from the Assignor, which was owing from us to the Assignor, and we desired to retire the debt from our books and make an effort to improve our financial picture by exchanging the debt held by the Assignee for conversion rights in the nature of a debenture, but in lieu of us issuing a debenture we shall honor the exchange, payment obligation and conversion rights pursuant to the Securities Settlement Agreement, which arrangement is has been agreed to by the parties.  The conversion price under the Securities Settlement Agreement is $0.01 per share.

The foregoing description of the Securities Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Securities Settlement Agreement, which is attached hereto as Exhibit 99.4, and is incorporated herein by reference.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2010.

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

As of September 30, 2010, management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

N/A

ITEM 5.  OTHER INFORMATION

On November 10, 2010, we entered into an Agreement for the Sale and Assignment and Affirmation of Obligations (the “Assignment & Affirmation Agreement”) with one of our lenders and an entity in New York, whereby we agreed to the sale and assignment of $20,000 of indebtedness from the certain lender (the “Assignor”) to the entity in New York (the “Assignee”) and we affirmed our obligation to the Assignee to pay the indebtedness.

In addition on November 10, 2010 and in conjunction with the Assignment & Affirmation Agreement, we entered into an Agreement for Conversion of Indebtedness to Common Stock (the “Conversion Agreement”) with the Assignee, whereby we agreed with the Assignee to convert the $20,000 indebtedness into 1,333,333 shares of our common stock subject to the terms and conditions of the Conversion Agreement.

On November 15, 2010, but having an effective date of November 12, 2010, we executed an Assignment and Assumption Agreement with one of our lenders (the “Assignor”) and an entity in Florida (the “Assignee”), whereby the Assignor agreed to assign and transfer $100,000 of indebtedness, which is owing from us to the Assignor, to the Assignee and the Assignee agreed to accept such assignment subject to the terms and conditions of the Assignment and Assumption Agreement.  We executed such Assignment and Assumption Agreement for the purpose of agreeing and confirming the statements as to the past and current nature of the indebtedness and the relationship with the Assignor as well as agreeing to the assignment.

In addition on November 15, 2010, but having an effective date of November 12, 2010, and in conjunction with the Assignment and Assumption Agreement, we entered into a Securities Settlement Agreement with the Assignee from Florida, whereby the Assignee acquired certain indebtedness rights from the Assignor, which was owing from us to the Assignor, and we desired to retire the debt from our books and make an effort to improve our financial picture by exchanging the debt held by the Assignee for conversion rights in the nature of a debenture, but in lieu of us issuing a debenture we shall honor the exchange, payment obligation and conversion rights pursuant to the Securities Settlement Agreement, which arrangement is has been agreed to by the parties.  The conversion price under the Securities Settlement Agreement is $0.01 per share.

ITEM 6.  EXHIBITS

(a)           Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350
99.1	Form of Agreement for the Sale and Assignment and Affirmation of Obligations
99.2	Form of Agreement for Conversion of Indebtedness to Common Stock
99.3	Form of Assignment and Assumption Agreement
99.4	Form of Securities Settlement Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM 308 CORP. (Registrant)
Date: November 21, 2010	By: /s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)