Form 10-K/A
period 2009-12-31
URANIUM 308 CORP.
filed 2011-03-14
CIK 1349777

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

702-425-8662
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

The Company drilled two holes in a diamond core drilling program to a total depth of 495 meters on the North Block target from August 19 – 27, 2008.  A number of zones of significant radioactivity were encountered.

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

Hole EDH-08-02 was drill at -45 degrees, North 25 degrees East, seventy-nine meters northeast of Hole EDH-08-01. The Company has limited data on this hole other than the information supplied in the chart below.

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

ITEM 4. [REMOVED AND RESERVED]

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

Results of Operation

Fiscal Year Ended December 31, 2009

Stock based compensation: Stock based compensation expenses were $2,053,421 and $9,942,842 for the fiscal years ended December 31, 2009 and 2008, respectively.

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

Net Loss: Net loss was $2,594,014 and $8,940,527 for the fiscal years ended December 31, 2009 and 2008, respectively. This decrease in net loss of $6,346,513 resulted primarily from a decrease in stock-based compensation expenses, geological exploration expenses, general and administrative expenses and professional fees of the Company during the fiscal year ended December 31, 2009.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2009, AND 2008 (NOTE 3) (RESTATED)

	2009	2008 (Restated)
	(Not Audited)	(Not Audited)
ASSET
Current Assets:
Cash and cash equivalents	$3,403	$28,997
Prepaid expenses and deposit	57,882	168,908
Total current assets	61,285	197,905
Property and Equipment:
Computer and office equipment	9,290	9,290
Field equipment	6,405	6,405
Vehicles	4,816	4,816
	20,511	20,511
Less - Accumulated depreciation	(19,263)	(19,171)
Net property and equipment	1,248	1,340
Other Assets:
Mineral property licenses	72,450,000	72,450,000
Investment in affiliated company - 10% equity interest	14,400,000	14,400,000
Total other assets	86,850,000	86,850,000
Total Assets	$86,912,533	$87,049,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$1,121,757	$1,118,034
Accrued liabilities	125,294	39,103
Contract payable - Mineral properties contract	14,200,000	14,200,000
Loans from stockholders	2,109,599	1,985,888
Due to related parties	600,730	384,730
Total current liabilities	18,157,380	17,727,755
Total liabilities	18,157,380	17,727,755
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 3,750,000,000 shares authorized; 105,894,467 issued and outstanding in 2009 and 2008, respectively	1,059	1,059
Additional paid-in capital	83,042,515	80,989,094
Donated capital	14,625	14,625
Other accumulated comprehensive income (loss)	(2,240)	23,504
(Deficit) accumulated during the exploration stage	(14,300,806)	(11,706,792)
Total stockholders' equity	68,755,153	69,321,490
Total Liabilities and Stockholders' Equity	$86,912,533	$87,049,245

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005)
THROUGH DECEMBER 31, 2009 (NOTE 3)

			Cumulative
	Years Ended		From
	December 31,		Inception
	2009	2008 (Restated)	(Restated)
	(Not Audited)	(Not Audited)	(Not Audited)

Revenues	$-	$-	$-
Expenses:
Stock-based compensation	2,053,421	5,942,842	9,171,947
Geological exploration	-	1,727,150	2,457,216
General and administrative	474,394	947,089	2,045,256
Professional fees	66,108	265,049	556,780
Depreciation	91	16,323	19,262
Donated services	-	-	9,750
Donated rent	-	-	4,875
Impairment of mineral property costs	-	-	3,542
Total general and administrative expenses	2,594,014	8,898,453	14,268,628
(Loss) from Operations	(2,594,014)	(8,898,453)	(14,268,628)
Other Income	-	(42,074)	(32,178)
Provision for income taxes	-	-	-
Net (Loss)	$(2,594,014)	$(8,940,527)	$(14,300,806)
Comprehensive (Loss):
Foreign currency translation	(25,744)	20,861	(2,240)
Total Comprehensive (Loss)	$(2,619,758)	$(8,919,666)	$(14,303,046)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.09)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	105,894,467	104,085,915

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008, AND CUMULATIVE
FROM INCEPTION (NOVEMBER 18, 2005) THROUGH DECEMBER 31, 2009 (NOT AUDITED)

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

URANIUM 308 CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2005) (NOTE 3)

			Cumulative
	Years Ended		From
	December 31,		Inception
	2009	2008 (Restated)	(Restated)
	(Not Audited)	(Not Audited)	(Not Audited)
Operating Activities:
Net (loss)	$(2,594,014)	$(8,940,527)	$(14,300,806)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	92	36,964	39,904
Donated services and rent	-	-	14,625
Impairment of mineral properties	-	-	(3,400)
Stock-based compensation	2,053,421	5,942,842	7,996,263
Loss on disposition of fixed assets	-	42,100	42,100
Changes in net liabilities-
Prepaid expenses and deposit	111,026	(48,550)	(57,882)
Accounts payable and accrued liabilities	89,914	739,905	1,247,051
Net Cash Provided by (Used in) Operating Activities	(339,561)	(2,227,266)	(5,022,145)
Investing Activities:
Purchases of property and equipment	-	-	(79,710)
Acquisition of 10 percent interest in affiliated company	-	(1,450,000)	(1,450,000)
Acquisition of mineral licenses	-	-	(4,550,142)
Net Cash (Used in) Investing Activities	-	(1,450,000)	(6,079,852)
Financing Activities:
Issuance of common stock for cash	-	82,500	7,362,061
Issuance of common stock for finder's fee	-	(15,000)	(144,750)
Issuance of common stock for ownership interest	-	1,180,000	1,180,000
Loans from stockholders	123,711	1,985,888	2,109,599
Due to related parties	216,000	297,995	600,730
Net Cash Provided by Financing Activities	339,711	3,531,383	11,107,640
Effect of Other Comprehensive Income on Cash and Cash Equivalents	(25,744)	20,861	(2,240)
Net (Decrease) Increase in Cash and Cash Equivalents	(25,594)	(125,022)	3,403
Cash and Cash Equivalents - Beginning of Period	28,997	154,019	-
Cash and Cash Equivalents - End of Period	$3,403	$28,997	$3,403

Supplemental Disclosure of Cash Flow Information:		-
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

For the year ended December 31, 2009, the Company paid Mr. Dennis Tan, the president and CEO of Uranium 308, $60,000, and as of December 31, 2009, owed him $230,000, as consulting fees payable (included in accounts payable – trade in the accompanying consolidated balance sheets) in accordance with the Consulting Agreement between Dennis Tan and Uranium 308, dated July 24, 2007.

For the year ended December 31, 2009, the Company paid Mr. Michael Tan, the brother of the president and CEO of Uranium 308, $48,000, and as of December 31, 2009, owed him $184,000, as consulting fees payable (included in accounts payable – trade in the accompanying consolidated balance sheets) in accordance with the Consulting Agreement between Michael Tan and Uranium 308, dated July 24, 2007.

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

For the years ended December 31, 2009, and 2008, the provision for income taxes consisted of the following (assuming an effective tax rate of 15 percent):

	Years Ended
	December 31,
	2009	2008
Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$389,102	$3 31,695
Change in valuation allowance	(389,102)	(331,695)
Total deferred tax provision	$-	$-

As of December 31, 2009, and 2008, deferred tax assets consisted of the following:

	2009	2008
Loss carryforwards	$2,145,121	$1 ,756,019
Less - Valuation allowance	(2,145,121)	(1,756,019)
Total net deferred tax assets	$-	$-

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

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed December 31, 2009, 2008 and 2007:

Name and principal position	Year	Salary ($)		Bonus ($)		Stock awards ($)		Option awards ($)		Nonequity incentive plan compensation ($)		Nonqualified deferred compensation earnings ($)		All other compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)		(j)
Dennis Tan(1)	2009	$60,000		$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$60,000
President,	2008	$10,000		$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$10,000
CEO and Director	2007	$50,000		$	Nil	$	Nil		$140,000	$	Nil	$	Nil	$	Nil	$190,000

Anthony Tam(2)	2009	$96,000	(3)	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$96,000
Secretary,	2008	$96,000	(3)	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$96,000
Treasurer and Director	2007	$69,000	(3)	$	Nil	$	Nil		$140,000	$	Nil	$	Nil	$	Nil	$209,000
Notes:
(1)	Mr. Tan was appointed as the President, CEO and a director of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and as the Secretary and Treasurer on September 27, 2007.
(3)	Mr. Tam provides his services to the Company as a consultant, and therefore, the $96,000 in 2008 and the $69,000 in 2007 was paid as a consulting fee and not as salary.

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

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended December 31, 2009:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dennis Tan(1) President, CEO and Director	2,000,000 shares	Nil	Nil	$1.60	Nov. 28, 2012	Nil	$111	Nil	$111
Anthony Tam(2) Secretary, Treasurer and Director	2,000,000 shares	Nil	Nil	$1.60	Nov. 28, 2012	Nil	$111	Nil	$111

Notes:
(1)	Mr. Tan was appointed as the President, CEO and a director of the Company on June 11, 2007.
(2)	Mr. Tam was appointed as a director of the Company and as the Secretary and Treasurer on September 27, 2007.

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

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)		All Other Fees(4)
2009	$12,000	$21,000	$	Nil	$	Nil
2008	$12,000	$21,000	$	Nil	$	Nil
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March, 2011.

URANIUM 308 CORP. (Registrant)
By:	/s/ Dennis Tan
Dennis Tan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Tan	President, Chief Executive Officer	March 11, 2011
Dennis Tan	and Director

/s/ Anthony Tam	Secretary, Treasurer and Director	March 11, 2011
Anthony Tam

/s/ Earl Abbott	Director	March 11, 2011
Earl Abbott

EXHIBIT INDEX

Exhibit #		Page#

31.1	Certificate pursuant to Rule 13a-14(a).	43

31.2	Certificate pursuant to Rule 13a-14(a).	45

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	47

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	48